Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1996-05-15
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18418

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                 13-3533120
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

One New York Plaza, 13th Floor New York, New York         10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
                 Former name, former address and former fiscal year,
                           if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1996              1995
- - ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,973,735      $16,630,972
U.S. Treasury bills, at amortized cost                                  23,530,243       15,519,076
Net unrealized gain on open commodity positions                          1,206,254          872,394
Options, net, at market                                                     28,650           --
                                                                      -------------     ------------
Total assets                                                           $31,738,882      $33,022,442
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 2,347,109      $ 1,143,534
Management fees payable                                                     93,334           97,931
Incentive fees payable                                                      32,968           --
Accrued expenses                                                            51,983           45,374
Due to affiliates                                                           55,238           63,134
Options, at market                                                         --                 3,000
                                                                      -------------     ------------
Total liabilities                                                        2,580,632        1,352,973
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (148,265 and 151,718 units outstanding)                28,866,596       29,692,794
General partner (1,498 and 10,100 units outstanding)                       291,654        1,976,675
                                                                      -------------     ------------
Total partners' capital                                                 29,158,250       31,669,469
                                                                      -------------     ------------
Total liabilities and partners' capital                                $31,738,882      $33,022,442
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')
                                                                       $    194.70      $    195.71
                                                                      -------------     ------------
                                                                      -------------     ------------
- - ----------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                         -------------------------
                                                                            1996           1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                              $  273,086     $3,791,236
Change in net unrealized gain on open commodity positions                   357,361      3,266,550
Interest from U.S. Treasury bills                                           272,486        319,110
                                                                         ----------     ----------
                                                                            902,933      7,376,896
                                                                         ----------     ----------
EXPENSES
Commissions                                                                 686,225        650,254
Management fees                                                             287,838        288,046
Incentive fees                                                               32,968        186,812
General and administrative                                                   60,012         41,795
                                                                         ----------     ----------
                                                                          1,067,043      1,166,907
                                                                         ----------     ----------
Net income (loss)                                                        $ (164,110)    $6,209,989
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                         $ (153,899)    $5,891,512
                                                                         ----------     ----------
                                                                         ----------     ----------
General partner                                                          $  (10,211)    $  318,477
                                                                         ----------     ----------
                                                                         ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                   $    (1.01)    $    31.53
                                                                         ----------     ----------
                                                                         ----------     ----------
Weighted average number of limited
  and general partnership units outstanding                                 161,818        196,940
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995          161,818     $29,692,794     $ 1,976,675     $31,669,469
Net loss                                                     (153,899)        (10,211)       (164,110)
Redemptions                                   (12,055)       (672,299)     (1,674,810)     (2,347,109)
                                             --------     -----------     -----------     -----------
Partners' capital--March 31, 1996             149,763     $28,866,596     $   291,654     $29,158,250
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
- - -----------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Prudential Securities Futures Management Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1996 and 1995 were:

                                                    1996         1995
- - -----------------------------------------------------------------------
Commissions                                       $686,225     $650,254
General and administrative                          28,400       23,695
                                                  --------     --------
                                                  $714,625     $673,949
                                                  --------     --------
                                                  --------     --------

   The General Partner is a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''). The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker. Approximately 75% of the net asset value is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   When the Partnership engages in forward foreign currency transactions, it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected on the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI.
At March 31, 1996 and December 31, 1995, such segregated assets totalled $25,233,630 and $26,171,977, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $6,330,962 and $7,008,411 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996 and December 31, 1995, the Partnership's open forward and options contracts mature within three months, but open futures contracts mature within one year.

   At March 31, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts are:

                                         March 31,      December 31,
                                            1996            1995
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $  8,227,465    $19,425,878
     Commitments to sell                $ 34,481,203    $36,217,031
Currency Futures and Options
  Contracts:
     Commitments to purchase            $  8,770,570    $14,350,975
     Commitments to sell                $ 23,555,290    $28,217,838
Financial Futures Contracts:
     Commitments to purchase            $ 15,969,683    $359,544,988
     Commitments to sell                $325,844,160    $25,500,889
Commodity Futures Contracts:
     Commitments to purchase            $     59,600             --
     Commitments to sell                $  4,552,680    $ 3,593,525

      Included in the gross forward contract amounts are offsetting commitments to purchase and to sell the same currency on the same date in the future. The commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995, the fair value of futures, forward and options contracts were:

                                             March 31, 1996               December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $       --      $  (12,090)    $      795      $     (100)
     Financial                            645,775         (19,775)       461,831              --
     Currencies                           221,565         (93,760)       133,670        (338,563)
  Foreign exchanges
     Financial                            326,561         (36,312)       785,691          (9,984)
Forward Contracts:
     Currencies                           184,149          (9,859)       244,587        (405,533)
Options Contracts:
  Domestic exchanges
     Currencies                            45,888         (17,238)            --          (3,000)
                                       ----------     -----------     ----------     -----------
                                       $1,423,938      $ (189,034)    $1,626,574      $ (757,180)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the average fair value of futures, forward and options contracts during the three months ended March 31, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                             March 31, 1996                 March 31, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $    4,329      $  (70,860)    $  278,631     $   (32,538)
     Financial                            506,566          (4,944)       675,893         (87,305)
     Currencies                           361,084        (256,146)        83,386         (25,479)
  Foreign exchanges
     Commodities                               --              --         14,614              --
     Financial                            761,634         (54,268)       998,766         (26,640)
Forward Contracts:
     Currencies                           736,468        (448,658)     2,381,609      (1,657,204)
Options Contracts:
  Domestic exchanges
     Currencies                            18,816          (7,794)        91,277        (150,048)
                                       ----------     -----------     ----------     -----------
                                       $2,388,897      $ (842,670)    $4,524,176     $ 1,979,214
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures, forward and options contracts during the three months ended March 31, 1996 and 1995, respectively.

                              Three months ended March 31, 1996                Three months ended March 31, 1995
                        ---------------------------------------------    ----------------------------------------------
                                            Change in                                        Change in
                         Net Realized       Unrealized                    Net Realized       Unrealized
                        Gains (Losses)     Gains/Losses       Total      Gains (Losses)     Gains/Losses       Total
                        --------------    --------------    ---------    --------------    --------------    ----------
Futures Contracts:
  Domestic exchanges
    Commodities           $ (372,070)       $  (12,785)     $(384,855)     $  492,526        $ (552,825)     $  (60,299)
    Financial                403,450           164,169        567,619         849,694          (422,863)        426,831
    Currencies               159,680           332,698        492,378         913,976            56,127         970,103
  Foreign exchanges
    Commodities                   --                --             --          51,602            58,456         110,058
    Financial                (94,598)         (485,458)      (580,056)      1,554,890          (285,101)      1,269,789
Forward Contracts:
    Currencies               105,707           335,237        440,944         (71,452)        5,354,135       5,282,683
Options Contracts:
  Domestic exchanges
    Currencies                70,917            23,500         94,417              --          (941,379)       (941,379)
                        --------------    --------------    ---------    --------------    --------------    ----------
                          $  273,086        $  357,361      $ 630,447      $3,791,236        $3,266,550      $7,057,786
                        --------------    --------------    ---------    --------------    --------------    ----------
                        --------------    --------------    ---------    --------------    --------------    ----------

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on October 6, 1989 with gross proceeds of $101,010,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $99,010,000. At the inception of the Partnership, sixty percent of the net proceeds was allocated to trading activity and forty percent was placed in reserve and invested in investment grade interest-bearing obligations (``Reserve Assets''). On January 3, 1995, the Reserve Assets matured and the resulting proceeds were allocated to commodities trading.

   As of March 31, 1996, 100% of the Partnership's assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the net asset value varies each day, and from month to month, as the market value of commodity interests change. The balance of the net asset value is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1996 were $672,299 and $1,674,810, respectively. Redemptions by limited partners and the general partner from commencement of operations, October 6, 1989, through March 31, 1996 totalled $111,752,892 and $1,674,810, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1996 was $194.70, a decrease of .52% from the December 31, 1995 net asset value per Unit of $195.71.

   January's performance was positive with trading profits generated from currencies, bonds, stock indices and metals. These profits were partially offset by losses incurred in silver, U.S. bonds, Japanese government bonds and the German mark. The month of January was marked by volatile U.S. equities and strong global financial markets. The primary influence on markets was the U.S. dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. As a result, trading in foreign exchange, particularly in selling the French franc, Japanese yen, Swiss franc and British pound, provided Partnership profits. Interest rate markets also provided profit opportunities as European bonds rallied during the month. Positions in the Matif bond, German bund, Italian bond, Australian long bond and Euromark were profitable.

The Matif CAC 40 index also provided Fund profits. Outside the financial sectors, buying gold reaped profits. Late in the month gold began to move up strongly from the increasingly narrow price range below $400 where it had traded for several years. Losses in silver partially offset gold profits.

   The Partnership's performance was negative in the month of February. Losses were incurred in the currencies, financials, metals and stock indices sectors. The U.S. dollar lost ground against the Japanese yen, British pound, Swiss franc, and German mark for most of February, unsettling currency markets overall and resulting in unprofitable currency positions. The largest decline occurred in yen positions. The U.S. dollar was generally weak due to fears of hardening interest rates in Japan and Europe versus further cuts in U.S. interest rates. The price of gold fell back below the $400 level only one month after breaking that threshold for the first time in over two years, producing trading losses in that area. Global bonds reversed a long-term downward trend in yields. With the exception of positions held in U.S. and British bonds and Euroyen, trading in interest rates was unprofitable for the month, as was trading in stock indices.

   The Partnership's performance was flat in the month of March. Profits earned in the currencies and financials sectors were largely offset by losses in the metals and stock indices sectors. Trading was volatile in the financial markets, reflecting investors' confusion over the state of the U.S. economy. Profits were made in U.S. 30-year treasury bonds. In Japan, the Partnership posted losses in the Japanese bond market. Financial woes in the banking sector made bondholders uneasy as talk of government support brought back the spectre of inflation. In the currency markets, selling the Japanese yen resulted in profits for the Partnership. Stronger economic data in the U.S., particularly the employment numbers and trade balance data, made the possibility of U.S. rate cuts seem more remote. This, combined with more bad news for Japanese banks, pushed interest rate expectations in the U.S. dollar's favor. The Partnership also profited from buying the Australian dollar.

   Interest income from U.S. Treasury bills for the three months ended March 31, 1996 decreased by approximately $47,000 as compared to the same period in 1995 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills as well as a decrease in interest rates in 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions increased by approximately $36,000 for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of strong trading performance in March and April 1995 which effected commissions beginning April 1995.

   All trading decisions are currently being made by John W. Henry & Co., Inc., Welton Investment System Corp. and TSA Capital Management (the ``Trading Managers''). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees were unchanged for the three months ended March 31, 1996 as compared to the same period in 1995.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. Trading performance resulted in incentive fees of approximately $33,000 and $187,000 for the three months ended March 31, 1996 and 1995, respectively.

   General and administrative expenses increased by approximately $18,000 for the three months ended March 31, 1996 as compared to the same period in 1995. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. This increase was primarily due to the timing of certain expense accruals recorded during the respective periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

       (a) Exhibits

             4.1 Agreement of Limited Partnership of the Registrant, dated as of June 8, 1989 as amended and restated as of July 21, 1989 (incorporated by reference to Exhibits 3.1 and 4.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1989)

             4.2  Subscription Agreement (incorporated by reference to
                  Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 33-29039)

             4.3  Request for Redemption (incorporated by
                  reference to Exhibit 4.3 to the Registrant's
                  Registration Statement on Form S-1, File No.
                  33-29039)

            10.13 Form of Foreign Currency Addendum to
                  Brokerage Agreement between the Registrant and Prudential Securities Incorporated
                  (filed herewith)

            27    Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--

           No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.

By:  Prudential Securities Futures Management Inc.
     A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant