Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1996-08-14
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18418

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3533120
- --------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)          Identification No.)

One New York Plaza, 13th Floor New York, New York                  10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,563,447      $16,630,972
U.S. Treasury bills, at amortized cost                                  22,289,551       15,519,076
Net unrealized gain on open commodity positions                            936,424          872,394
                                                                      -------------     ------------
Total assets                                                           $29,789,422      $33,022,442
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   533,475      $ 1,143,534
Management fees payable                                                     87,519           97,931
Accrued expenses                                                            55,556           45,374
Due to affiliates                                                           52,491           63,134
Incentive fees payable                                                      14,719               --
Options, at market                                                              --            3,000
                                                                      -------------     ------------
Total liabilities                                                          743,760        1,352,973
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (145,591 and 151,718 units outstanding)                28,755,130       29,692,794
General partner (1,471 and 10,100 units outstanding)                       290,532        1,976,675
                                                                      -------------     ------------
Total partners' capital                                                 29,045,662       31,669,469
                                                                      -------------     ------------
Total liabilities and partners' capital                                $29,789,422      $33,022,442
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')
                                                                       $    197.51      $    195.71
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six Months                   Three Months
                                                   Ended June 30,                Ended June 30,
                                             --------------------------     -------------------------
                                                1996           1995            1996           1995
- -----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                               $1,642,326     $11,289,584     $1,369,240     $8,273,693
Change in net unrealized gain on open
  commodity positions                            55,792      (1,550,138)      (301,569)    (5,592,033)
Interest from U.S. Treasury bills               543,940         712,937        271,454        393,827
                                             ----------     -----------     ----------     ----------
                                              2,242,058      10,452,383      1,339,125      3,075,487
                                             ----------     -----------     ----------     ----------
EXPENSES
Commissions                                   1,308,385       1,403,068        622,160        752,814
Management fees                                 549,180         614,833        261,342        326,787
Incentive fees                                   47,687         365,789         14,719        178,977
General and administrative                       80,030          78,176         20,018         36,381
                                             ----------     -----------     ----------     ----------
                                              1,985,282       2,461,866        918,239      1,294,959
                                             ----------     -----------     ----------     ----------
Net income                                   $  256,776     $ 7,990,517     $  420,886     $1,780,528
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $  262,777     $ 7,574,304     $  416,676     $1,682,792
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
General partner                              $   (6,001)    $   416,213     $    4,210     $   97,736
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
NET INCOME PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income per weighted average limited
  and general partnership unit               $     1.65     $     41.95     $     2.81     $     9.68
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
Weighted average number of limited and
  general partnership units outstanding         155,791         190,470        149,763        183,999
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
- -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995          161,818     $29,692,794     $ 1,976,675     $31,669,469
Net income (loss)                               --            262,777          (6,001)        256,776
Redemptions                                   (14,756)     (1,200,441)     (1,680,142)     (2,880,583)
                                             --------     -----------     -----------     -----------
Partners' capital--June 30, 1996              147,062     $28,755,130     $   290,532     $29,045,662
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
- -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the six months ended June 30, 1996 and 1995 were:

                                                     1996           1995
- ---------------------------------------------------------------------------
Commissions                                       $1,308,385     $1,403,068
General and administrative                            34,302         43,780
                                                  ----------     ----------
                                                  $1,342,687     $1,446,848
                                                  ----------     ----------
                                                  ----------     ----------

   The costs incurred for these services for the three months ended June 30, 1996 and 1995 were:

                                                     1996           1995
- ---------------------------------------------------------------------------
Commissions                                       $  622,160     $  752,814
General and administrative                             5,902         20,085
                                                  ----------     ----------
                                                  $  628,062     $  772,899
                                                  ----------     ----------
                                                  ----------     ----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $22,350,062 and $26,171,977, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $7,021,602 and $7,008,411 at June 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996 and December 31, 1995, the Partnership's open forward and options contracts mature within three months, but open futures contracts mature within nine months and one year, respectively.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts are:

                                          June 30,      December 31,
                                            1996            1995
                                        ------------    ------------
Financial Futures Contracts:
     Commitments to purchase            $104,363,236    $359,544,988
     Commitments to sell                $ 24,869,599    $25,500,889
Currency Forward Contracts:
     Commitments to purchase            $ 22,815,528    $   372,619
     Commitments to sell                $ 37,905,133    $17,163,772
Currency Futures and Options
  Contracts:
     Commitments to purchase            $  6,003,800    $14,350,975
     Commitments to sell                $ 22,421,847    $28,217,838
Other Futures Contracts:
     Commitments to purchase            $    280,356             --
     Commitments to sell                $ 16,921,955    $ 3,593,525

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 and December 31, 1995, the fair values of futures, forward and options contracts were:

                                             June 30, 1996                December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $       --      $  126,000     $  461,831      $       --
     Currencies                            51,841         132,955        133,670         338,563
     Other                                495,735             960            795             100
  Foreign exchanges
     Financial                            253,708          24,497        785,691           9,984
     Other                                  1,794              --             --              --
Forward Contracts:
     Currencies                           457,317          39,559        211,673         372,619
Options Contracts:
  Domestic exchanges
     Currencies                                --              --             --           3,000
                                       ----------     -----------     ----------     -----------
                                       $1,260,395      $  323,971     $1,593,660      $  724,266
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures, forward and options contracts during the six months ended June 30, 1996 and 1995, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  467,057      $   20,927     $  554,431     $    53,981
     Currencies                           343,855         211,024        115,450          82,616
     Other                                 85,594          47,975        174,773          61,495
  Foreign exchanges
     Financial                            502,418          57,497        915,869          27,262
     Other                                    319           6,087         15,193              --
Forward Contracts:
     Currencies                           794,756         337,127      2,603,762         767,438
Options Contracts:
  Domestic exchanges
     Currencies                            10,752           4,582        105,775          96,365
                                       ----------     -----------     ----------     -----------
                                       $2,204,751      $  685,219     $4,485,253     $ 1,089,157
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the average fair values of futures, forward and options contracts during the three months ended June 30, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  472,228      $   36,622     $  393,827      $   15,788
     Currencies                           296,054         136,585        143,396         136,843
     Other                                145,461          16,119         37,248         103,196
  Foreign exchanges
     Financial                            199,238          55,429        799,212          29,123
     Other                                    558          10,653         26,587              --
Forward Contracts:
     Currencies                           877,606         320,994      4,147,697         428,914
Options Contracts:
  Domestic exchanges
     Currencies                            11,472           4,534        170,954          72,297
                                       ----------     -----------     ----------     -----------
                                       $2,002,617      $  580,936     $5,718,921      $  786,161
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the six months ended June 30, 1996 and 1995, respectively.

                                Six months ended June 30, 1996                     Six months ended June 30, 1995
                        -----------------------------------------------    -----------------------------------------------
                                            Change in                                          Change in
                         Net Realized     Net Unrealized                    Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses        Total       Gains (Losses)     Gains/Losses        Total
                        --------------    --------------    -----------    --------------    --------------    -----------
Futures Contracts:
  Domestic exchanges
    Financial            $  1,358,838       $ (587,831)     $   771,007     $  2,489,210      $   (500,987)    $ 1,988,223
    Currencies                679,828          123,779          803,607          962,468           189,558       1,152,026
    Other                    (137,394)         494,080          356,686          100,850          (481,885)       (381,035)
  Foreign exchanges
    Financial              (1,100,681)        (546,496)      (1,647,177)       4,014,219          (896,515)      3,117,704
    Other                     (24,496)           1,794          (22,702)         122,154                --         122,154
Forward Contracts:
    Currencies                792,064          578,704        1,370,768        4,671,630           199,279       4,870,909
Options Contracts:
  Domestic exchanges
    Currencies                 74,167           (8,238)          65,929       (1,070,947)          (59,588)     (1,130,535)
                        --------------    --------------    -----------    --------------    --------------    -----------
                         $  1,642,326       $   55,792      $ 1,698,118     $ 11,289,584      $ (1,550,138)    $ 9,739,446
                        --------------    --------------    -----------    --------------    --------------    -----------
                        --------------    --------------    -----------    --------------    --------------    -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended June 30, 1996 and 1995, respectively.

                               Three months ended June 30, 1996                   Three months ended June 30, 1995
                        -----------------------------------------------    ----------------------------------------------
                                            Change in                                          Change in
                         Net Realized     Net Unrealized                    Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses        Total       Gains (Losses)     Gains/Losses       Total
                        --------------    --------------    -----------    --------------    --------------    ----------
Futures Contracts:
  Domestic exchanges
    Financial            $    955,388       $ (752,000)     $   203,388      $1,639,516       $    (78,124)    $1,561,392
    Currencies                520,148         (208,919)         311,229          48,492            133,431        181,923
    Other                     234,676          506,865          741,541        (391,676)            70,940       (320,736)
  Foreign exchanges
    Financial              (1,006,083)         (61,038)      (1,067,121)      2,459,329           (611,414)     1,847,915
    Other                     (24,496)           1,794          (22,702)         70,552            (58,456)        12,096
Forward Contracts:
    Currencies                686,357          243,467          929,824       4,743,082         (5,154,856)      (411,774)
Options Contracts:
  Domestic exchanges
    Currencies                  3,250          (31,738)         (28,488)       (295,602)           106,446       (189,156)
                        --------------    --------------    -----------    --------------    --------------    ----------
                         $  1,369,240       $ (301,569)     $ 1,067,671      $8,273,693       $ (5,592,033)    $2,681,660
                        --------------    --------------    -----------    --------------    --------------    ----------
                        --------------    --------------    -----------    --------------    --------------    ----------

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

   As of June 30, 1996, 100% of the Partnership's assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1996 were $1,200,441 and $528,142, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1996 were $1,680,142 and $5,333, respectively. Redemptions by limited partners and the General Partner from commencement of operations, October 6, 1989, through June 30, 1996 totalled $112,281,034 and $1,680,142, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1996 was $197.51, an increase of .92% from the December 31, 1995 net asset value per Unit of $195.71.

   The Partnership's performance was positive in the month of April. Profits were earned in the currencies, stock indices, grains, metals and energies sectors. Losses were incurred in the financials and softs sectors. Relatively high U.S. bond yields in April attracted investors to the U.S. dollar, strengthening the dollar against the German mark and Swiss franc. Positions in the mark and franc resulted in gains while positions in the Japanese yen resulted in losses. Positions in the Nikkei were profitable as the stock indices sector received support from institutional buyers lured into the equities market by deregulation. A run-up in commodity prices occurred in April which generated profits in corn positions and profits were taken by expectations of a poor wheat crop. Profits were generated in gold and silver although metals markets in general remained trendless. Profits were reaped in light crude oil as prices soared and refiners rushed to meet the summertime demand for gasoline. Except for the U.S. sector, positions in interest rates were unprofitable as global markets responded to the threat of U.S. inflation.

   The Partnership's performance was negative in the month of May. Profits earned in the currencies, grains and meats sectors were offset by losses in the stock indices, financials, metals, energies and softs sectors. Among the factors affecting foreign exchange markets in May were the continued strength of the U.S. dollar against most major currencies and a comparatively vigorous U.S. economy. Gains were made in Swiss Franc and Japanese yen positions. In the grains sector, export demand was strong and worries about the weather conditions for spring planting replaced earlier concerns about devastated winter crops. Profits were reaped in corn and wheat positions. In the financials sector, bond markets remained volatile as investors struggled to interpret conflicting U.S. economic reports out of Washington. Losses were taken in French, British and Australian bond positions. The energy markets felt political pressure to keep oil prices down and Iraq reached an agreement with the U.N. on the sale of crude oil to raise money for humanitarian purposes, which compounded the effect on prices. Positions in crude and heating oil were unprofitable. In the metals sector, profits in gold positions were offset by losses in silver and nickel positions.

   The Partnership's performance was positive in the month of June. Profits were earned in the metals, currencies and energies sectors. Losses were incurred in the financials, stock indices and softs sectors. Moderate gains were achieved as metal and currency profits offset losses in the highly volatile stock index and global interest rate markets. Positions in gold and silver were profitable as world supplies improved, presumably the result of selling by central banks. Gold hit a seven-month low early in June, breaking a trading range of $390 to $400 an ounce that had lasted several months. In the currency markets, the U.S. dollar reached a 28-month high against the Japanese yen early in June, ending down somewhat at month's end, as investors turned to higher yielding European currencies such as the British pound. Positions in the Japanese yen and British pound were profitable. In the bond markets, gains in the Japanese government bond, Italian bond and British short sterling failed to offset losses in other sectors. Losses were sustained in global equity indices.

   Interest income from U.S. Treasury bills for the six and three months ended June 30, 1996 decreased by approximately $169,000 and $122,000 as compared to the same periods in 1995 due to the effect of redemptions on the funds available for investment in U.S. Treasury bills as well as a decrease in interest rates in 1996.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $95,000 and $131,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   All trading decisions are currently being made by John W. Henry & Co., Inc., Welton Investment System Corp. and Analytic/TSA Investors Inc. (formerly called TSA Capital Management) (the ``Trading Managers''). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $66,000 and $65,000 for the six and three months ended June 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Trading performance resulted in incentive fees of approximately $48,000 and $15,000 for the six and three months ended June 30, 1996 and approximately $366,000 and $179,000 for the six and three months ended June 30, 1995, respectively.

   General and administrative expenses increased by approximately $2,000 for the six months ended June 30, 1996 but decreased by approximately $16,000 for the three months ended June 30, 1996 as compared to the same periods in 1995. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These variances were primarily due to a reduction in overall costs associated with administrating the Partnership.

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

             4.3  Request for Redemption (incorporated by
                  reference to Exhibit 4.3 to the Registrant's
                  Registration Statement on Form S-1, File No.
                  33-29039)

            27    Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--

           Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       12