Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1996-11-14
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18418

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3533120
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One New York Plaza, 13th Floor New York, New York                          10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,023,646      $16,630,972
U.S. Treasury bills, at amortized cost                                  20,663,385       15,519,076
Net unrealized gain on open commodity positions                          2,517,581          872,394
Options, at market                                                          70,000               --
                                                                      -------------     ------------
Total assets                                                           $29,274,612      $33,022,442
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,336,917      $ 1,143,534
Management fees payable                                                    169,422           97,931
Accrued expenses                                                            44,393           45,374
Due to affiliates                                                           37,068           63,134
Options, at market                                                              --            3,000
                                                                      -------------     ------------
Total liabilities                                                        1,587,800        1,352,973
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (138,885 and 151,718 units outstanding)                27,409,920       29,692,794
General partner (1,403 and 10,100 units outstanding)                       276,892        1,976,675
                                                                      -------------     ------------
Total partners' capital                                                 27,686,812       31,669,469
                                                                      -------------     ------------
Total liabilities and partners' capital                                $29,274,612      $33,022,442
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')
                                                                       $    197.36      $    195.71
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine Months                   Three Months
                                                Ended September 30,            Ended September 30,
                                             --------------------------     -------------------------
                                                1996           1995            1996           1995
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $  643,905     $11,970,102     $ (998,421)    $  680,518
Change in net unrealized gain/loss on
  open commodity positions                    1,629,512      (2,329,121)     1,573,720       (778,983)
Interest from U.S. Treasury bills               824,799       1,061,614        280,859        348,677
                                             ----------     -----------     ----------     ----------
                                              3,098,216      10,702,595        856,158        250,212
                                             ----------     -----------     ----------     ----------
EXPENSES
Commissions                                   1,915,509       2,111,730        607,124        708,662
Management fees                                 802,593         910,803        253,413        295,970
Incentive fees                                   47,687         365,789             --             --
General and administrative                       97,583         123,196         17,553         45,020
                                             ----------     -----------     ----------     ----------
                                              2,863,372       3,511,518        878,090      1,049,652
                                             ----------     -----------     ----------     ----------
Net income (loss)                            $  234,844     $ 7,191,077     $  (21,932)    $ (799,440)
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $  241,064     $ 6,821,604     $  (21,713)    $ (752,700)
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
General partner                              $   (6,220)    $   369,473     $     (219)    $  (46,740)
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $     1.54     $     38.96     $     (.15)    $    (4.63)
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
Weighted average number of limited and
  general partnership units outstanding         152,881         184,563        147,062        172,751
                                             ----------     -----------     ----------     ----------
                                             ----------     -----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995          161,818     $29,692,794     $ 1,976,675     $31,669,469
Net income (loss)                                  --         241,064          (6,220)        234,844
Redemptions                                   (21,530)     (2,523,938)     (1,693,563)     (4,217,501)
                                             --------     -----------     -----------     -----------
Partners' capital--September 30, 1996         140,288     $27,409,920     $   276,892     $27,686,812
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
-----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the ``Partnership'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the nine months ended September 30, 1996 and 1995 were:

                                                     1996           1995
---------------------------------------------------------------------------
Commissions                                       $1,915,509     $2,111,730
General and administrative                            59,039         85,924
                                                  ----------     ----------
                                                  $1,974,548     $2,197,654
                                                  ----------     ----------
                                                  ----------     ----------

   The costs incurred for these services for the three months ended September 30, 1996 and 1995 were:

                                                     1996           1995
---------------------------------------------------------------------------
Commissions                                       $  607,124     $  708,662
General and administrative                            17,504         42,144
                                                  ----------     ----------
                                                  $  624,628     $  750,806
                                                  ----------     ----------
                                                  ----------     ----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $21,871,036 and $26,171,977, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $7,180,069 and $7,008,411 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996 and December 31, 1995, the Partnership's open forward and options contracts mature within three months, and open futures contracts mature within nine months and one year, respectively.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts are:

                                        September 30,    December 31,
                                            1996             1995
                                        -------------    ------------
Financial Futures Contracts:
     Commitments to purchase            $302,674,950     $359,544,988
     Commitments to sell                $  9,076,406     $25,500,889
Currency Forward Contracts:
     Commitments to purchase            $ 34,014,283     $   372,619
     Commitments to sell                $ 38,113,143     $17,163,772
Currency Futures and Options
  Contracts:
     Commitments to purchase            $  8,817,876     $14,350,975
     Commitments to sell                $ 13,810,101     $28,217,838
Other Futures Contracts:
     Commitments to purchase            $    524,866              --
     Commitments to sell                $ 28,609,645     $ 3,593,525

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

   At September 30, 1996 and December 31, 1995, the fair values of futures, forward and options contracts were:

                                           September 30, 1996             December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $      750      $  204,531     $  461,831      $       --
     Currencies                            95,544         122,207        133,670         338,563
     Other                                456,608           1,305            795             100
  Foreign exchanges
     Financial                          2,132,358          72,643        785,691           9,984
     Other                                  9,500              --             --              --
Forward Contracts:
     Currencies                           400,196         176,689        211,673         372,619
Options Contracts:
  Domestic exchanges
     Currencies                            70,000              --             --           3,000
                                       ----------     -----------     ----------     -----------
                                       $3,164,956      $  577,375     $1,593,660      $  724,266
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures, forward and options contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  334,843      $   67,562     $  395,518     $    55,307
     Currencies                           274,254         183,700        198,666         126,241
     Other                                110,124          43,304        148,428          43,047
  Foreign exchanges
     Financial                            947,290          51,694        727,939          49,200
     Other                                  1,644           4,434         10,635              --
Forward Contracts:
     Currencies                           678,762         351,167      1,961,744         685,307
Options Contracts:
  Domestic exchanges
     Currencies                            25,214           3,239         74,043          67,571
                                       ----------     -----------     ----------     -----------
                                       $2,372,131      $  705,100     $3,516,973     $ 1,026,673
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the average fair values of futures, forward and options contracts during the three months ended September 30, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   19,758      $  163,783     $   97,011      $   50,963
     Currencies                            96,848         123,197        348,432         184,470
     Other                                249,454          24,544         65,217             356
  Foreign exchanges
     Financial                          1,552,421          34,738        265,140          89,054
     Other                                  4,000             432             --              --
Forward Contracts:
     Currencies                           420,466         297,837        354,940         436,507
Options Contracts:
  Domestic exchanges
     Currencies                            44,218              78             --             290
                                       ----------     -----------     ----------     -----------
                                       $2,387,165      $  644,609     $1,130,740      $  761,640
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine months ended September 30, 1996 and 1995, respectively.

                             Nine months ended September 30, 1996              Nine months ended September 30, 1995
                        ----------------------------------------------    -----------------------------------------------
                                            Change in                                         Change in
                         Net Realized     Net Unrealized                   Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses       Total       Gains (Losses)     Gains/Losses        Total
                        --------------    --------------    ----------    --------------    --------------    -----------
Futures Contracts:
  Domestic exchanges
    Financial             $  505,338        $ (665,612)     $ (160,274)    $  2,007,104      $   (774,769)    $ 1,232,335
    Currencies               596,691           178,230         774,921        1,535,793            28,705       1,564,498
    Other                    (71,605)          454,608         383,003         (166,390)         (365,080)       (531,470)
  Foreign exchanges
    Financial               (363,635)        1,284,008         920,373        3,518,698          (872,969)      2,645,729
    Other                    (24,036)            9,500         (14,536)         122,154                --         122,154
Forward Contracts:
    Currencies               (88,470)          384,453         295,983        6,003,633          (285,420)      5,718,213
Options Contracts:
  Domestic exchanges
    Currencies                89,622           (15,675)         73,947       (1,050,890)          (59,588)     (1,110,478)
                        --------------    --------------    ----------    --------------    --------------    -----------
                          $  643,905        $1,629,512      $2,273,417     $ 11,970,102      $ (2,329,121)    $ 9,640,981
                        --------------    --------------    ----------    --------------    --------------    -----------
                        --------------    --------------    ----------    --------------    --------------    -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/ losses of futures, forward and options contracts during the three months ended September 30, 1996 and 1995, respectively.

                             Three months ended September 30, 1996             Three months ended September 30, 1995
                        -----------------------------------------------    ---------------------------------------------
                                            Change in                                          Change in
                         Net Realized     Net Unrealized                    Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses        Total       Gains (Losses)     Gains/Losses       Total
                        --------------    --------------    -----------    --------------    --------------    ---------
Futures Contracts:
  Domestic exchanges
    Financial             $ (853,500)       $  (77,781)     $  (931,281)     $ (482,106)       $ (273,782)     $(755,888)
    Currencies               (83,137)           54,451          (28,686)        573,325          (160,853)       412,472
    Other                     65,789           (39,472)          26,317        (267,240)          116,805       (150,435)
  Foreign exchanges
    Financial                737,046         1,830,506        2,567,552        (495,521)           23,546       (471,975)
    Other                        460             7,706            8,166              --                --             --
Forward Contracts:
    Currencies              (880,534)         (194,252)      (1,074,786)      1,332,003          (484,699)       847,304
Options Contracts:
  Domestic exchanges
    Currencies                15,455            (7,438)           8,017          20,057                --         20,057
                        --------------    --------------    -----------    --------------    --------------    ---------
                          $ (998,421)       $1,573,720      $   575,299      $  680,518        $ (778,983)     $ (98,465)
                        --------------    --------------    -----------    --------------    --------------    ---------
                        --------------    --------------    -----------    --------------    --------------    ---------

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

   As of September 30, 1996, 100% of the Partnership's assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 71% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1996 were $2,523,938 and $1,323,497, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1996 were $1,693,563 and $13,420, respectively. Redemptions by limited partners and the General Partner from commencement of operations, October 6, 1989, through September 30, 1996 totalled $113,604,531 and $1,693,563, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 1996 was $197.36, an increase of .84% from the December 31, 1995 net asset value per Unit of $195.71.

   The Partnership's net asset value declined in the month of July. Profits earned in the financials, softs and meats sectors were offset by losses in the metals, stock indices, currencies, energies and grains sectors. July was notable for remarkable market volatility across numerous sectors effecting the global equity index, currency, energy, grain and metal markets. Whipsawed by a volatile U.S. stock market, global bond markets recovered somewhat by month's end as reports indicated a slowing U.S. economy. Long positions in German, British, French, Italian and Australian bonds produced gains. In the softs sector, long exposure to sugar and coffee was profitable. Positions in gold, silver and copper were unprofitable as were positions in global stock indices. In foreign exchange markets, strong U.S. Producer Price Inflation data reported on July 12th began a sell-off in U.S. equities that was partially responsible for a general weakness in the U.S. dollar.

German mark positions were profitable as the mark strengthened on better than expected employment data in Germany. However, Japanese yen and French franc positions were unprofitable. In the energies sector, positions in natural gas incurred losses while light crude and heating oil trades were flat.

   The Partnership's performance was slightly negative in the month of August. Profits earned in the financials, stock indices, and energies sectors were offset by losses in the currencies, metals, softs and grains sectors. In the financials sector, positions in Japanese and Australian bonds were profitable. Japanese government bonds benefited from a key report indicating the business outlook for the Japanese economy had worsened. With fears of rising rates abated, bond prices of that nation hit new contract highs. In the energies sector, positions in light crude oil, heating oil and natural gas were profitable. Crude oil soared as increasing demand from developing nations, low inventories worldwide and a potentially disruptive hurricane season caused concern. In the currencies sector, positions in the Australian dollar, German mark, British pound and Swiss franc were unprofitable. The U.S. dollar, German mark and Japanese yen fluctuated as investors responded to various economic reports and policy decisions on interest rates. In the metals sector, positions in nickel, gold and silver were unprofitable.

   The Partnership's performance was positive in the month of September. Profits earned in the financials, metals, energies and meats sectors offset losses in the currencies, stock indices, softs and grains sectors. In the financials sector, positions in German, Italian, French and Japanese bonds were profitable. Bond markets remained unsettled for much of the month, prior to the U.S. Federal Reserve Board's policy committee meeting on interest rates. The Committee's decision to keep short-term interest rates at current levels did little to diminish expectations of higher U.S. rates down the road. Weighing that outlook against increasing pressure in Europe and Japan to keep rates low, central banks moved assets into the higher yielding U.S. bond market. In the metals sector, positions in gold, silver, aluminum and nickel were profitable. Investors were net sellers in gold on news of the International Monetary Fund's plan to sell five million ounces from its own reserves to help pay the debts of the poorest nations. In the energies sector, prices continued their upward climb as positions in heating and light crude oil were profitable. In the currencies sector, Swiss franc, German mark and Japanese yen positions were unprofitable. During the month, the U.S. dollar continued to strengthen against both European and Japanese currencies. The market expected a widening interest rate spread which rallied the dollar higher.

   Interest income from U.S. Treasury bills for the nine and three months ended September 30, 1996 decreased by approximately $237,000 and $68,000 as compared to the same periods in 1995 primarily due to lower interest rates in 1996 and less funds available for investment in U.S. Treasury bills during 1996 due to redemptions.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $196,000 and $102,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   All trading decisions are currently being made by John W. Henry & Co., Inc., Welton Investment System Corp. and Analytic/TSA Investors Inc. (formerly called TSA Capital Management) (the ``Trading Managers''). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $108,000 and $43,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995 primarily due to the effect of redemptions on the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Trading performance resulted in incentive fees of approximately $48,000 and $366,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. No incentive fees were earned in the third quarter of 1996 or 1995.

   General and administrative expenses decreased by approximately $26,000 and $27,000 for the nine and three months ended September 30, 1996 as compared to the same periods in 1995. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These variances were primarily due to a reduction in overall costs associated with administrating the Partnership.

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

       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       12