Form 10-K
period 1996-12-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1997-03-28
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________
Commission file number 0-18418

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              13-3533120
--------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

One New York Plaza, 14th Floor, New York, New York              10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                               None
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                         (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No__

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated June 8, 1989, included as part of the Registration Statement on Form S-1 (File No. 33-29039) filed with the Securities and Exchange Commission on June 9, 1989 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of July 21, 1989, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 8 through 10.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................   3
Item  2    Properties.......................................................................   4
Item  3    Legal Proceedings................................................................   4
Item  4    Submission of Matters to a Vote of Limited Partners..............................   4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............   4
Item  6    Selected Financial Data..........................................................   5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................   5
Item  8    Financial Statements and Supplementary Data......................................   5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................   5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................   5
Item 11    Executive Compensation...........................................................   6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................   7
Item 13    Certain Relationships and Related Transactions...................................   7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................   8
           Exhibits.........................................................................   8
           Reports on Form 8-K..............................................................   10
SIGNATURES..................................................................................   11

                                     PART I

Item 1. Business

General

   Prudential-Bache Capital Return Futures Fund 2, L.P. (the ``Registrant''), a Delaware limited partnership, was formed on June 8, 1989 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to engage primarily in the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. Physical commodities also may be traded from time to time. On October 6, 1989, the Registrant completed its offering and raised $101,010,000 from the sale of 1,000,000 units of limited partnership interest and 10,100 units of general partnership interest (collectively, ``Units'') which resulted in net proceeds to the Registrant of $99,010,000. The Registrant's fiscal year for book and tax purposes ends on December 31.

   At the inception of the Registrant, sixty percent of the net asset value was allocated to commodities trading. As a protective device in conjunction with the letter of credit (see further discussion below), the remaining forty percent of the net asset value was placed in reserve (the ``Reserve Assets'') and was not committed to commodities trading until December 31, 1994 (the ``Capital Return Date''). On the Capital Return Date, the letter of credit expired. Additionally, on January 3, 1995 the Reserve Assets matured and the resulting proceeds were allocated for commodities trading to Analytic/TSA Investors Inc. (formerly known as TSA Capital Management), an independent commodities trading manager.

   All trading decisions for the Registrant are currently being made by Welton Investment Services Corporation, Analytic/TSA Investors Inc. and John W. Henry & Co., Inc., independent commodity trading managers. Through April 30, 1994, several other independent commodity trading managers shared responsibilities for the Registrant's trading decisions. (The independent commodity trading managers are each a ``Trading Manager''). The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General partner

   The general partner of the Registrant is Prudential Securities Futures Management Inc. (the ``General Partner'') which is a wholly-owned subsidiary of Prudential Securities Incorporated (``PSI''), the Registrant's commodity broker. PSI is a wholly-owned subsidiary of Prudential Securities Group Inc. (``PSGI''). The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

Letter of Credit

   An irrevocable letter of credit (``Letter of Credit'') was issued in favor of the Registrant by Barclays Bank plc (the ``Bank'') on October 6, 1989. The Letter of Credit was intended to provide protection to the limited partners against loss of their initial investment as of the Capital Return Date when the limited partners had the option to redeem their units and receive the greater of the then current net asset value per Unit or 100% of their initial investment. As described above, the Letter of Credit expired at the close of business on December 31, 1994 (with no payment required of the Bank) and does not provide protection thereafter.

Competition

   The General Partner and its affiliates have formed and may continue to form various entities to engage in the speculative trading of futures, forward and options contracts which, in part, have certain of the same investment policies as the Registrant.

   The Registrant is a closed-end fund which does not currently, and does not intend in the future to, solicit the sale of additional Units. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Managers recommend similar or identical trades to the

Registrant and the other accounts which they manage, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 1,487 holders of record owning 133,028 Units, including 1,331 units of general partnership interest. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement provides that a limited partner may only redeem units as of the last business day of any full calendar quarter at the then current net asset value per Unit. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31,
                                ------------------------------------------------------------------------
                                    1996           1995           1994           1993           1992
                                ------------   ------------   ------------   ------------   ------------
Net realized gain (loss) on
  commodity transactions        $ 8,858,731    $12,172,603    $  (567,322)   $15,946,092    $ 15,680,541
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Change in net unrealized gain
  on open commodity positions   $  (212,725)   $  (955,977)   $   193,155    $   725,326    $(15,355,059)
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Commissions                     $ 2,566,587    $ 2,795,106    $ 2,453,619    $ 3,593,450    $  3,305,613
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Management fees                 $ 1,101,928    $ 1,200,458    $ 1,077,040    $ 1,651,948    $  1,461,066
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Incentive fees                  $   704,792    $   365,699    $   269,470    $ 1,246,742    $    236,571
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Net income (loss)               $ 5,247,292    $ 8,086,514    $(3,196,076)   $12,070,026    $   (776,342)
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Allocation of net income
  (loss):
  Limited partners              $ 5,203,383    $ 7,663,099    $(3,059,652)   $11,773,064    $   (783,107)
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
  General partner               $    43,909    $   423,415    $  (136,424)   $   296,962    $      6,765
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Net income (loss) per weighted
  average Unit                  $     35.04    $     44.84    $    (12.31)   $     29.92    $      (1.60)
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Total assets                    $33,622,033    $33,022,442    $37,316,402    $64,971,990    $ 61,475,583
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Redemptions                     $ 5,909,734    $ 6,704,103    $13,205,896    $23,534,310    $ 13,596,177
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------
Net asset value per Unit        $    233.09    $    195.71    $    153.79    $    167.30    $     137.89
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 and 12 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers and any persons holding more than ten percent of the Registrant's Units (``Ten Percent Owners'') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
----------------------------    -------------------------------------

James M. Kelso                  President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

   JAMES M. KELSO, age 42, is the President and a Director of Prudential Securities Futures Management Inc. He is a Senior Vice President of Futures Administration of PSI. He is also the President and a Director of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

   BARBARA J. BROOKS, age 48, is the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 33, is a Vice President of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   A. LAURENCE NORTON, JR., age 58, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Seaport Futures Management, Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at Prudential Securities Incorporated. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 50, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain directors and officers of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the General Partner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no partner beneficially owns more than five percent (5%) of the limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                             Page in
                                                                                          Annual Report
(a)    1.     Financial Statements and Reports of Independent
              Accountants--Incorporated by reference to the Registrant's 1996 Annual
              Report which is filed as an exhibit hereto
              Reports of Independent Accountants:
              Report of Independent Accountants as of December 31, 1996 and for the
              year then ended                                                                   2
              Independent Auditors' Report as of December 31, 1995 and for the years
              ended December 31, 1995 and 1994                                                 2A
              Financial Statements:
              Statements of Financial Condition--December 31, 1996 and 1995                     3
              Statements of Operations--Three years ended December 31, 1996                     4
              Statements of Changes in Partners' Capital--Three years ended December
              31, 1996                                                                          4
              Notes to Financial Statements                                                     5
       2.     Financial Statement Schedules
              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
       3.     Exhibits
              Description:
       3.1    Agreement of Limited Partnership of the Registrant, dated as of June 8,
       and    1989 as amended and restated as of July 21, 1989 (incorporated by
       4.1    reference to Exhibits 3.1 and 4.1 to the Registrant's Annual Report on
              Form 10-K for the period ended December 31, 1989)
       4.2    Subscription Agreement (incorporated by reference to Exhibit 4.2 to the
              Registrant's Registration Statement on Form S-1, File No. 33-29039)
       4.3    Request for Redemption (incorporated by reference to Exhibit 4.3 to the
              Registrant's Registration Statement on Form S-1, File No. 33-29039)
       10.1   Escrow Agreement, dated July 21, 1989 among the Registrant, P-B Futures
              Management, Inc., Prudential-Bache Securities Inc. and Bankers Trust
              Company (incorporated by reference to Exhibit 10.1 to the Registrant's
              Annual Report on Form 10-K for the period ended December 31, 1989)
       10.2   Brokerage Agreement dated October 6, 1989 between the Registrant and
              Prudential-Bache Securities Inc. (incorporated by reference to Exhibit
              10.2 to the Registrant's Annual Report on Form 10-K for the period ended
              December 31, 1989)

       10.3   Advisory Agreement dated July 21, 1989 among the Registrant, P-B Futures
              Management, Inc., Eclipse Capital Management, Inc., C.M. Wilson &
              Associates, Inc. and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1989)
       10.4   Representation Agreement Concerning the Registration Statement and the
              Prospectus, dated as of July 21, 1989 among the Registrant, P-B Futures
              Management, Inc., Prudential-Bache Securities Inc., Eclipse Capital
              Management, Inc., C.M. Wilson & Associates, Inc. and John W. Henry &
              Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's
              Annual Report on Form 10-K for the period ended December 31, 1989)
       10.5   Net Worth Agreement, dated as of July 21, 1989 between P-B Futures
              Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1989)
       10.6   Promissory Note issued by Prudential Securities Group Inc. to P-B
              Futures Management, Inc., dated October 6, 1989 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1989)
       10.7   Letter of Credit and Reimbursement Agreement among the Registrant, P-B
              Futures Management, Inc., Prudential Securities Group Inc. and Barclays
              Bank plc dated July 21, 1989 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the period ended
              December 31, 1989)
       10.8   Amendment to Letter of Credit and Reimbursement Agreement dated March
              27, 1991 between Barclays Bank plc, New York Branch, P-B Futures
              Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q
              for the period ended March 31, 1991)
       10.9   Advisory Agreement dated April 25, 1990 among the Registrant, P-B
              Futures Management Inc. and Reynwood Trading Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1991)
       10.10  Addendum to Advisory Agreement dated October 1, 1990 among the
              Registrant, P-B Futures Management, Inc., Eclipse Capital Management,
              Inc. and John W. Henry & Co., Inc. (incorporated by reference to Exhibit
              10.10 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1991)
       10.11  Advisory Agreement dated May 1, 1994 among the Registrant, Prudential
              Securities Futures Management, Inc. and Welton Investment Services
              Corporation (incorporated by reference to Exhibit 10.11 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31,
              1994)
       10.12  Advisory Agreement dated January 1, 1995 among the Registrant,
              Prudential Securities Futures Management Inc. and TSA Capital Management
              (incorporated by reference to Exhibit 10.12 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1994)
       10.13  Addendum to Brokerage Agreement dated January 1, 1995 among the Regis-
              trant, Prudential Securities Futures Management Inc. and Prudential
              Securities Incorporated (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the period ended June
              30, 1995)

       10.14  Form of Foreign Currency Addendum to Brokerage Agreement between the
              Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form
              10-Q for the period ended March 31, 1996)
       13.1   Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1996 Annual Report is to be deemed filed as part of this report) (filed herewith)
       16.1   Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in certifying accountant
              (incorporated by reference to Exhibit 16.1 to the Registrant's Current
              Report on Form 8-K dated May 14, 1996)
       27.1   Financial Data Schedule (filed herewith)
(b)           Reports on Form 8-K
              No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.
By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: March 27, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner
    By: /s/ James M. Kelso                        Date: March 27, 1997
    -----------------------------------------
    James M. Kelso
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 27, 1997
    -----------------------------------------
    Barbara J. Brooks
    Treasurer and Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 27, 1997
    -----------------------------------------
    Steven Carlino
    Vice President

    By: /s/ A. Laurence Norton, Jr.               Date: March 27, 1997
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 27, 1997
    -----------------------------------------
    Guy S. Scarpaci
    Director