Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1997-05-15
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-18418

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3533120
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)      (I.R.S. Employer Identification No.)

One New York Plaza, 14th Floor New York, New York
                                                10292
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 8,076,439      $ 7,947,679
U.S. Treasury bills, at amortized cost                                  23,527,149       25,015,580
Net unrealized gain on open commodity positions                            237,636          658,774
                                                                      -------------     ------------
Total assets                                                           $31,841,224      $33,622,033
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   618,116      $ 1,692,233
Management fees payable                                                     95,469          117,811
Accrued expenses                                                            47,297           49,264
Due to affiliates                                                           35,185           54,587
Options, net, at market                                                     13,828           44,006
Incentive fees payable                                                          --          657,105
                                                                      -------------     ------------
Total liabilities                                                          809,895        2,615,006
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (129,125 and 131,697 units outstanding)                30,720,848       30,696,788
General partner (1,305 and 1,331 units outstanding)                        310,481          310,239
                                                                      -------------     ------------
Total partners' capital                                                 31,031,329       31,007,027
                                                                      -------------     ------------
Total liabilities and partners' capital                                $31,841,224      $33,622,033
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    237.92      $    233.09
                                                                      -------------     ------------
                                                                      -------------     ------------
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

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                         -------------------------
                                                                            1997           1996
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                              $1,779,360     $  273,086
Change in net unrealized gain on open commodity positions                  (426,019)       357,361
Interest from U.S. Treasury bills                                           292,367        272,486
                                                                         ----------     ----------
                                                                          1,645,708        902,933
                                                                         ----------     ----------
EXPENSES
Commissions                                                                 672,527        686,225
Management fees                                                             290,034        287,838
Incentive fees                                                               --             32,968
General and administrative                                                   40,729         60,012
                                                                         ----------     ----------
                                                                          1,003,290      1,067,043
                                                                         ----------     ----------
Net income (loss)                                                        $  642,418     $ (164,110)
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                         $  635,990     $ (153,899)
                                                                         ----------     ----------
                                                                         ----------     ----------
General partner                                                          $    6,428     $  (10,211)
                                                                         ----------     ----------
                                                                         ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                   $     4.83     $    (1.01)
                                                                         ----------     ----------
                                                                         ----------     ----------
Weighted average number of limited
  and general partnership units outstanding                                 133,028        161,818
                                                                         ----------     ----------
                                                                         ----------     ----------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996          133,028     $30,696,788     $   310,239     $31,007,027
Net income                                                    635,990           6,428         642,418
Redemptions                                    (2,598)       (611,930)         (6,186)       (618,116)
                                             --------     -----------     -----------     -----------
Partners' capital--March 31, 1997             130,430     $30,720,848     $   310,481     $31,031,329
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1997 and 1996 were:

                                                    1997         1996
-----------------------------------------------------------------------
Commissions                                       $672,527     $686,225
General and administrative                          28,859       28,400
                                                  --------     --------
                                                  $701,386     $714,625
                                                  --------     --------
                                                  --------     --------

   The General Partner is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'). The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker. Approximately 75% of the net asset value is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Partnership's interbank transactions, PSI engages in foreign currency forward transactions with the Partnership and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Partnership and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Partnership for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $19,811,844 and $24,078,572, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $12,229,787 and $9,271,094 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts are:

                                         March 31,      December 31,
                                            1997            1996
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $    244,443    $27,427,116
     Commitments to sell                $ 11,843,700    $19,223,534
Currency Futures and Options
  Contracts:
     Commitments to purchase            $  3,854,839    $ 7,651,893
     Commitments to sell                $  7,173,356    $15,877,256
Financial Futures and Options
  Contracts:
     Commitments to purchase            $ 11,964,824    $110,757,098
     Commitments to sell                $191,152,826    $38,688,741
Other Futures and Options Contracts:
     Commitments to purchase            $  1,491,100             --
     Commitments to sell                $     98,802    $   320,262

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, the fair value of open futures, forward and options contracts was:

                                            March 31, 1997              December 31, 1996
                                       ------------------------     --------------------------
                                              Fair Value                    Fair Value
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $305,963      $       --     $       --      $  (55,900)
     Currencies                          52,592         (15,565)       194,561         (96,820)
     Other                               35,640         (16,755)       313,497          (6,743)
  Foreign exchanges
     Financial                          129,754         (41,883)       316,218        (238,492)
     Other                                3,500          (1,375)         4,092              --
Forward Contracts:
     Currencies                          61,833        (276,068)       535,753        (307,392)
Options Contracts:
  Domestic exchanges
     Financial                               --         (22,063)            --         (10,000)
     Currencies                              --         (24,200)            --              --
     Other                               15,020          (1,250)            --         (23,168)
  Foreign exchanges
     Financial                           22,093          (3,428)            --         (10,838)
                                       --------     -----------     ----------     -----------
                                       $626,395      $ (402,587)    $1,364,121      $ (749,353)
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                             March 31, 1997                 March 31, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   86,694      $  (27,373)    $  506,566     $    (4,944)
     Currencies                           439,976         (38,977)       361,084        (256,146)
     Other                                291,449          (8,320)         4,329         (70,860)
  Foreign exchanges
     Financial                            324,073         (86,444)       761,634         (54,268)
     Other                                  6,886          (5,394)            --              --
Forward Contracts:
     Currencies                           796,321        (450,203)       736,468        (448,658)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (12,513)            --              --
     Currencies                                --         (91,738)        18,816          (7,794)
     Other                                 18,352          (7,089)            --              --
  Foreign exchanges
     Financial                              5,523          (5,620)            --              --
                                       ----------     -----------     ----------     -----------
                                       $1,969,274      $ (733,671)    $2,388,897     $  (842,670)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/ losses of futures, forward and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                                Three months ended March 31, 1997                   Three months ended March 31, 1996
                         ------------------------------------------------    ------------------------------------------------
                                            Change in Net                                       Change in Net
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------    ----------------    ----------    --------------    ----------------    ----------
Futures Contracts:
  Domestic exchanges
    Financial              $ (449,263)        $  361,863       $  (87,400)     $  403,450         $  164,169       $  567,619
    Currencies                514,560            (60,714)         453,846         159,680            332,698          492,378
    Other                     432,576           (287,869)         144,707        (372,070)           (12,785)        (384,855)
  Foreign exchanges
    Financial                  97,947             10,145          108,092         (94,598)          (485,458)        (580,056)
    Other                      13,284             (1,967)          11,317              --                 --               --
Forward Contracts:
    Currencies              1,053,384           (442,596)         610,788         105,707            335,237          440,944
Options Contracts:
  Domestic exchanges
    Financial                   1,581            (20,827)         (19,246)             --                 --               --
    Currencies                 67,050            (32,964)          34,086          70,917             23,500           94,417
    Other                      42,168             28,171           70,339              --                 --               --
  Foreign exchanges
    Financial                   6,073             20,739           26,812              --                 --               --
                         --------------    ----------------    ----------    --------------    ----------------    ----------
                           $1,779,360         $ (426,019)      $1,353,341      $  273,086         $  357,361       $  630,447
                         --------------    ----------------    ----------    --------------    ----------------    ----------
                         --------------    ----------------    ----------    --------------    ----------------    ----------

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced trading operations on October 6, 1989 with gross proceeds of $101,010,000. After accounting for organizational and offering costs, the Partnership's net proceeds were $99,010,000. At the inception of the Partnership, sixty percent of the net proceeds was allocated to commodities trading activity and forty percent was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets'). On January 3, 1995, the Reserve Assets matured and the resulting proceeds were allocated to commodities trading.

   At March 31, 1997, 100% of the Partnership's assets are allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 74% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The general partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forwards and options contracts.

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1997 were $611,930 and $6,186, respectively. Redemptions by limited partners and the general partner from commencement of operations, October 6, 1989, through March 31, 1997 totalled $115,891,912 and $1,716,531, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1997 was $237.92, an increase of 2.07% from the December 31, 1996 net asset value per Unit of $233.09.

   January's positive performance began the New Year with a bang. With the exception of the energy sector, all sectors traded were profitable. Profitable sectors included the metal, currency, financial, stock index, soft, meat and grain sectors. In the metal sector, the Partnership profited as gold prices declined to October 1993 levels as investors shifted assets into the booming equity markets. Smaller gains were posted in zinc. In the currency sector, the U.S. dollar continued to strengthen due to continued direct investments in the U.S., strong U.S. financial markets and favorable trade data. However, European and Japanese economies continued to struggle. Negative real interest rates, a weak outlook for 1997 growth and a huge sell-off in the Nikkei 225 plagued the Japanese yen. Unprecedented levels of unemployment in Germany made interest rate hikes unlikely in the near future and will keep the Deutschemark under further pressure. The British pound plummeted initially on concerns by the Bank of England on the effect of currency strength. The pound continued to weaken further on unfavorable industrial production and trade data. The Partnership's German mark, British pound, Japanese yen and Swiss franc positions posted gains. In the financial sector, the U.S. bond market was volatile as economic data revived inflation concerns resulting in losses for the Partnership. German, Italian, French, Australian and Japanese bond positions posted profits. In the stock index sector, Nikkei, S&P 500, DTB, FTSE and CAC 40 positions were profitable.

   February's negative performance was the result of losses incurred in the metal, financial, stock index and energy sectors. Profits were posted in the currency, soft, meat and grain sectors. In the metal sector, gold prices rose as the lowest spot prices since 1993 rekindled demand. Prices also rose on news that the European Union would not condone the sale of central bank gold reserves to reduce government budget deficits. As a result, short positions in gold were unprofitable. In the financial sector, U.S., Italian, Spanish, Australian and Japanese bond positions posted losses. Continued speculation on the direction of interest rates fueled volatility in global interest rate markets. Early in the month, the central banks in Germany, England and the U.S. announced their intention to keep rates stable, but speculation continued, as the focus in the U.S. turned immediately to the Federal Reserve's next policy committee meeting in March. Despite the best efforts of G-7 nations to talk the U.S. dollar down from its lofty peaks, defiant market players pushed the greenback to new highs against the German mark, Japanese yen and Swiss franc. Later in the month, hints by the Chairman of the U.S. Federal Reserve of a possible interest rate hike sent the dollar soaring as it seemed the U.S. currency would retain its high-yield status in the global marketplace. Canadian dollar, German mark, British pound and French franc positions posted gains. In the soft sector, coffee and cocoa positions were profitable. The two-month bull trend in coffee prices continued as unfavorable weather in Brazil and Colombia threatened 1997-1998 crop production and labor strife threatened delivery of supplies.

   March's negative performance resulted from losses in the metal, financial, soft and energy sectors. However, profits were achieved in the currency, grain and stock index sectors. In the metal sector, silver and gold positions posted losses. Precious metals markets became more volatile, reflecting turmoil in world equity markets. In the financial sector, German, French, British and Japanese bond positions were unprofitable. Opportunities for gains in the global interest rate markets were limited as continued speculation over the direction of U.S. interest rates produced volatile and trendless markets. Additionally, U.S. bond markets were buffeted by economic reports indicating a strengthening economy and a growing conviction that interest rate hikes would follow. In Europe, renewed speculation about a delay in the European Union's plans for economic and monetary union pushed the German mark higher against the U.S. dollar. The mark also realized hefty gains against the British pound, as upcoming general elections in Britain kept the market on edge and investors took profits in the pound. The largest profits were earned in the Japanese yen as that currency continued to decline throughout the month resulting in profits for the Partnership's short positions. The U.S. dollar, which was expected to benefit from increasing rates in the U.S., was buffeted over the short term by volatility in stock and bond markets. Canadian dollar, French franc and Japanese yen positions resulted in gains.

   Interest income from U.S. Treasury bills for the three months ended March 31, 1997 increased by approximately $20,000 as compared to the same period in 1996. This increase was due to a greater amount of funds invested in U.S. Treasury bills during 1997 following a strong 1996 fourth quarter.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $14,000 for the three months ended March 31, 1997 as compared to the same period in 1996 principally due to the impact of 1996 redemptions on the monthly net asset values.

   All trading decisions are currently being made by John W. Henry & Co., Inc., Welton Investment System Corp. and Analytic/TSA Capital Management (the 'Trading Managers'). Management fees are calculated on the net asset value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $2,000 for the three months ended March 31, 1997 as compared to the same period in 1996.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager.

Trading performance for the three months ended March 31, 1997 did not result in incentive fees. Approximately $33,000 in incentive fees were earned for the three months ended March 31, 1996.

   General and administrative expenses decreased by approximately $19,000 for the three months ended March 31, 1997 as compared to the same period in 1996. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

             4.3  Request for Redemption (incorporated by
                  reference to Exhibit 4.3 to the Registrant's
                  Registration Statement on Form S-1, File No. 33-29039)

            27    Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--

           No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant