Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1997-08-14
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 5,762,080      $ 7,947,679
U.S. Treasury bills, at amortized cost                                  22,336,031       25,015,580
Net unrealized gain on open commodity positions                            804,391          658,774
Options, net, at market                                                     25,981          (44,006)
                                                                      -------------     ------------
Total assets                                                           $28,928,483      $33,578,027
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   670,604      $ 1,692,233
Management fees payable                                                    120,056          117,811
Due to affiliates                                                           59,541           54,587
Accrued expenses                                                            42,126           49,264
Incentive fees payable                                                      29,589          657,105
                                                                      -------------     ------------
Total liabilities                                                          921,916        2,571,000
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (126,106 and 131,697 units outstanding)                27,726,456       30,696,788
General partner (1,274 and 1,331 units outstanding)                        280,111          310,239
                                                                      -------------     ------------
Total partners' capital                                                 28,006,567       31,007,027
                                                                      -------------     ------------
Total liabilities and partners' capital                                $28,928,483      $33,578,027
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    219.87      $    233.09
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six Months                    Three Months
                                                   Ended June 30,                 Ended June 30,
                                             --------------------------     --------------------------
                                                1997            1996           1997            1996
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $  (473,141)    $1,642,326     $(2,252,501)    $1,369,240
Change in net unrealized gain on open
  commodity positions                            148,486         55,792         574,505       (301,569)
Interest from U.S. Treasury bills                595,376        543,940         303,009        271,454
                                             -----------     ----------     -----------     ----------
                                                 270,721      2,242,058      (1,374,987)     1,339,125
                                             -----------     ----------     -----------     ----------
EXPENSES
Commissions                                    1,306,445      1,308,385         633,918        622,160
Management fees                                  551,679        549,180         261,645        261,342
Incentive fees                                    29,590         47,687          29,590         14,719
General and administrative                        94,747         80,030          54,018         20,018
                                             -----------     ----------     -----------     ----------
                                               1,982,461      1,985,282         979,171        918,239
                                             -----------     ----------     -----------     ----------
Net income (loss)                            $(1,711,740)    $  256,776     $(2,354,158)    $  420,886
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $(1,694,614)    $  262,777     $(2,330,604)    $  416,676
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
General partner                              $   (17,126)    $   (6,001)    $   (23,554)    $    4,210
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $    (12.99)    $     1.65     $    (18.05)    $     2.81
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
Weighted average number of limited and
  general partnership units outstanding          131,729        155,791         130,430        149,763
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996          133,028     $30,696,788     $   310,239     $31,007,027
Net loss                                                   (1,694,614)        (17,126)     (1,711,740)
Redemptions                                    (5,648)     (1,275,718)        (13,002)     (1,288,720)
                                             --------     -----------     -----------     -----------
Partners' capital--June 30, 1997              127,380     $27,726,456     $   280,111     $28,006,567
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the six months ended June 30, 1997 and 1996 were:

                                                     1997           1996
---------------------------------------------------------------------------
Commissions                                       $1,306,445     $1,308,385
General and administrative                            41,276         34,302
                                                  ----------     ----------
                                                  $1,347,721     $1,342,687
                                                  ----------     ----------
                                                  ----------     ----------

   The costs incurred for these services for the three months ended June 30, 1997 and 1996 were:

                                                    1997         1996
-----------------------------------------------------------------------
Commissions                                       $633,918     $622,160
General and administrative                          12,417        5,902
                                                  --------     --------
                                                  $646,335     $628,062
                                                  --------     --------
                                                  --------     --------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $24,556,183 and $24,078,572, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,853,680 and $9,271,094 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts are:

                                          June 30,      December 31,
                                            1997            1996
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $ 34,376,175    $27,427,116
     Commitments to sell                $ 22,409,295    $19,223,534
Currency Futures and Options
  Contracts:
     Commitments to purchase            $  1,390,707    $ 7,651,893
     Commitments to sell                $  2,395,850    $15,877,256
Financial Futures and Options
  Contracts:
     Commitments to purchase            $458,227,134    $110,757,098
     Commitments to sell                $ 42,807,350    $ 38,688,741
Other Futures and Options Contracts:
     Commitments to purchase            $    513,319             --
     Commitments to sell                $ 17,543,692    $   320,262

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

   At June 30, 1997 and December 31, 1996, the fair value of open futures, forward and options contracts was:

                                             June 30, 1997                December 31, 1996
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  311,713      $   (2,063)    $       --      $  (55,900)
     Currencies                            50,651          (3,696)       194,561         (96,820)
     Other                                531,344          (7,045)       313,497          (6,743)
  Foreign exchanges
     Financial                            468,835         (78,218)       316,218        (238,492)
     Other                                 14,250              --          4,092              --
Forward Contracts:
     Currencies                           285,459        (766,839)       535,753        (307,392)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (20,663)            --         (10,000)
     Currencies                             8,300         (10,925)            --              --
     Other                                 51,778          (3,400)            --         (23,168)
  Foreign exchanges
     Financial                              2,265          (1,374)            --         (10,838)
                                       ----------     -----------     ----------     -----------
                                       $1,724,595      $ (894,223)    $1,364,121      $ (749,353)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1997 and 1996, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  105,668     $   (20,566)    $  467,057      $  (20,927)
     Currencies                           305,963         (47,179)       343,855        (211,024)
     Other                                261,928         (17,652)        85,594         (47,975)
  Foreign exchanges
     Financial                            365,258        (157,370)       502,418         (57,497)
     Other                                  7,720          (3,680)           319          (6,087)
Forward Contracts:
     Currencies                           580,379        (666,353)       794,756        (337,127)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (18,108)            --              --
     Currencies                             1,186         (59,832)        10,752          (4,582)
     Other                                 26,992          (4,537)            --              --
  Foreign exchanges
     Financial                              6,390          (8,408)            --              --
                                       ----------     -----------     ----------     -----------
                                       $1,661,484     $(1,003,685)    $2,204,751      $ (685,219)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  174,716     $    (8,617)    $  472,228      $  (36,622)
     Currencies                           108,608         (47,476)       296,054        (136,585)
     Other                                175,835         (26,761)       145,461         (16,119)
  Foreign exchanges
     Financial                            347,566        (199,425)       199,238         (55,429)
     Other                                  7,500          (1,391)           558         (10,653)
Forward Contracts:
     Currencies                           234,800        (784,932)       877,606        (320,994)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (24,693)            --              --
     Currencies                             2,075         (19,019)        11,472          (4,534)
     Other                                 32,638          (1,163)            --              --
  Foreign exchanges
     Financial                             11,182          (9,952)            --              --
                                       ----------     -----------     ----------     -----------
                                       $1,094,920     $(1,123,429)    $2,002,617      $ (580,936)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the six months ended June 30, 1997 and 1996, respectively.

                                Six months ended June 30, 1997                     Six months ended June 30, 1996
                        -----------------------------------------------    -----------------------------------------------
                                            Change in                                          Change in
                         Net Realized     Net Unrealized                    Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses        Total       Gains (Losses)     Gains/Losses        Total
                        --------------    --------------    -----------    --------------    --------------    -----------
Futures Contracts:
  Domestic exchanges
    Financial             $ (498,088)       $  365,550      $  (132,538)    $  1,358,838       $ (587,831)     $   771,007
    Currencies               264,004           (50,786)         213,218          679,828          123,779          803,607
    Other                    432,842           217,545          650,387         (137,394)         494,080          356,686
  Foreign exchanges
    Financial               (412,433)          312,891          (99,542)      (1,100,681)        (546,496)      (1,647,177)
    Other                     23,409            10,158           33,567          (24,496)           1,794          (22,702)
Forward Contracts:
    Currencies              (406,663)         (709,741)      (1,116,404)         792,064          578,704        1,370,768
Options Contracts:
  Domestic exchanges
    Financial                   (404)          (27,442)         (27,846)              --               --               --
    Currencies               104,600           (19,404)          85,196           74,167           (8,238)          65,929
    Other                     82,308            54,766          137,074               --               --               --
  Foreign exchanges
    Financial                (62,716)           (5,051)         (67,767)              --               --               --
                        --------------    --------------    -----------    --------------    --------------    -----------
                          $ (473,141)       $  148,486      $  (324,655)    $  1,642,326       $   55,792      $ 1,698,118
                        --------------    --------------    -----------    --------------    --------------    -----------
                        --------------    --------------    -----------    --------------    --------------    -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended June 30, 1997 and 1996, respectively.

                               Three months ended June 30, 1997                   Three months ended June 30, 1996
                        -----------------------------------------------    -----------------------------------------------
                                            Change in                                          Change in
                         Net Realized     Net Unrealized                    Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses        Total       Gains (Losses)     Gains/Losses        Total
                        --------------    --------------    -----------    --------------    --------------    -----------
Futures Contracts:
  Domestic exchanges
    Financial            $    (48,825)      $    3,687      $   (45,138)    $    955,388       $ (752,000)     $   203,388
    Currencies               (250,556)           9,928         (240,628)         520,148         (208,919)         311,229
    Other                         266          505,414          505,680          234,676          506,865          741,541
  Foreign exchanges
    Financial                (510,380)         302,746         (207,634)      (1,006,083)         (61,038)      (1,067,121)
    Other                      10,125           12,125           22,250          (24,496)           1,794          (22,702)
Forward Contracts:
    Currencies             (1,460,047)        (267,145)      (1,727,192)         686,357          243,467          929,824
Options Contracts:
  Domestic exchanges
    Financial                  (1,985)          (6,615)          (8,600)              --               --               --
    Currencies                 37,550           13,560           51,110            3,250          (31,738)         (28,488)
    Other                      40,140           26,595           66,735               --               --               --
  Foreign exchanges
    Financial                 (68,789)         (25,790)         (94,579)              --               --               --
                        --------------    --------------    -----------    --------------    --------------    -----------
                         $ (2,252,501)      $  574,505      $(1,677,996)    $  1,369,240       $ (301,569)     $ 1,067,671
                        --------------    --------------    -----------    --------------    --------------    -----------
                        --------------    --------------    -----------    --------------    --------------    -----------

D. Subsequent Event

   Effective July 1, 1997, all assets previously managed by Analytic/TSA Capital Management ('TSA') were reallocated to Eclipse Capital Management, Inc. ('Eclipse'). Eclipse receives management fees at the same rate as TSA (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eclipse will earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eclipse) as compared to 15% paid to TSA.

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

   At June 30, 1997, 100% of the Partnership's assets are allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 78% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1997 were $1,275,718 and $663,788, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1997 were $13,002 and $6,816, respectively. Redemptions by limited partners and the General Partner from commencement of operations, October 6, 1989, through June 30, 1997 totalled $116,555,700 and $1,723,347, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Effective July 1, 1997, all assets previously managed by TSA were reallocated to Eclipse. Eclipse receives management fees at the same rate as TSA (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eclipse will earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eclipse) as compared to 15% paid to TSA.

Results of Operations

   The net asset value per Unit as of June 30, 1997 was $219.87, a decrease of 5.67% from the December 31, 1996 net asset value per Unit of $233.09.

   April's negative performance resulted from losses in the financial, grain, energy and meat sectors. Positions in the currency, soft, metal, energy and stock index sectors were profitable. Global equity markets tracked the downward movement of U.S. bond and stock prices as economic reports seemed to strengthen the argument for another short-term rate increase by the U.S. Federal Reserve Bank during the first two weeks of the month. However, bearish sentiment gave way to exuberance in the second half of April as new data, strong corporate earnings and a budget deal in Washington restored investor confidence. This sharp shift in the interest rate markets incurred losses for the Partnership, as U.S., Australian, Japanese, Canadian, British, German, Italian and French bond positions were unprofitable. In the currency sector, the Partnership benefited from continued trends. There was little to shift the U.S. dollar from its position of strength in world markets. Talk of central bank intervention to stem the dollar's rise against the Japanese yen ruffled the markets throughout the month. However, the dollar continued to rise in the weeks leading up to the meeting of G-7 finance ministers on April 27, 1997, reaching new highs against both the yen and German mark. In the final week of trading, new economic data dampened expectations for a second U.S. rate hike and the dollar sagged against its major counterparts. Positions in Canadian dollar, French franc, Japanese yen and Swiss franc posted gains. In the stock index sector, S&P 500 and Nikkei positions were profitable. In the soft sector, supply concerns continued to push coffee prices upward. Long coffee positions were profitable.

   May's negative performance resulted from losses in the currency, metal, financial and meat sectors. Positions in the index, soft, energy and grain sectors were profitable. Volatile trading conditions in key currency markets generated losses for the Partnership. With the exception of the Australian dollar, all other currency trading was unprofitable. European currencies were buffeted by upset elections in France and England as well as feuding in Germany over the revaluation of gold reserves. All of these events present serious implications for the prospect of a single European currency. In Japan, officials generated a considerable amount of trading activity as they initially judged the yen too weak against the U.S. dollar and then too strong later in the month. In the metal sector, losses were suffered as gold prices, which had languished for several months, became more volatile reflecting world events. In the soft sector, profits were experienced in coffee and cotton. The Partnership benefited from coffee's continuous upward trend as intermittent labor unrest and heavy rains in major producing countries threatened to reduce already tight inventories. Gains were achieved in the index sector from profitable positions in the Nikkei.

   June's positive performance resulted from gains in the metal, financial and index sectors. Positions in the currency and soft sectors were unprofitable. In the metal sector, the Partnership profited as gold prices fell to a four year low and the U.S. dollar strengthened, while inflation indicators remained favorable. Positions in both gold and silver were profitable. In the financial sector, continued uncertainty surrounding the European Monetary Union (EMU) benefited bond markets outside and inside the circle of EMU nations. Italian bonds gained on improved prospects for Italy's entry into the EMU. Profits were achieved in U.S. Treasuries, British long gilts, Italian bonds, Eurodollar and Australian bonds. In the currency sector, the Swiss Monetary Authority's determination to keep the franc from appreciating against major currencies succeeded in pushing the price of that currency down. As a result, the Partnership incurred losses in Swiss franc, Japanese yen and German mark, which were slightly mitigated by gains in the British pound and Australian dollar.

   Interest income from U.S. Treasury bills for the six and three months ended June 30, 1997 increased by approximately $51,000 and $32,000 as compared to the same period in 1996. This increase was due to a greater amount of funds invested in U.S. Treasury bills during early 1997 following a strong 1996 fourth quarter.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $2,000 for the six months ended June 30, 1997, but increased by approximately $11,000 for the three months ended June 30, 1997 as compared to the same periods in 1996. These variances principally reflect the impact of 1996 and 1997 redemptions on the monthly net asset values, offset by strong trading performance in the last quarter of 1996 and early 1997.

   All trading decisions are currently being made by John W. Henry & Co., Inc., Welton Investment System Corp. ('Welton') and Eclipse (Eclipse replaced TSA effective July 1, 1997 as discussed in Liquidity and Capital Resources above). Management fees are calculated on the net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions.

Management fees increased by approximately $2,000 for the six month period ended June 30, 1997 and remained the same for the three months ended June 30, 1997 as compared to the same periods in 1996.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreement between the Partnership, the General Partner and each trading manager. Welton generated sufficient trading profits (despite an overall loss for the Partnership) to earn incentive fees of approximately $30,000 for the six and three months ended June 30, 1997. During the six and three months ended June 30, 1996, trading performance resulted in incentive fees of approximately $48,000 and $15,000, respectively.

   General and administrative expenses increased by approximately $15,000 and $34,000 for the six and three month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

             4.3  Request for Redemption (incorporated by
                  reference to Exhibit 4.3 to the Registrant's
                  Registration Statement on Form S-1, File No.
                  33-29039)

            10.15 Advisory Agreement, dated July 1, 1997,
                  among the Registrant, Prudential
                  Securities Futures Management Inc. and
                  Eclipse Capital Management, Inc. (filed
                  herewith)

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant