Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1997-11-14
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,062,572      $ 7,947,679
U.S. Treasury bills, at amortized cost                                  23,622,209       25,015,580
Net unrealized gain on open commodity positions                          2,282,060          658,774
                                                                      -------------     ------------
Total assets                                                           $31,966,841      $33,622,033
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,038,621      $ 1,692,233
Incentive fees payable                                                     177,442          657,105
Management fees payable                                                     95,865          117,811
Accrued expenses                                                            40,988           49,264
Due to affiliates                                                           39,609           54,587
Options, at market                                                          30,550           44,006
                                                                      -------------     ------------
Total liabilities                                                        1,423,075        2,615,006
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (121,959 and 131,697 units outstanding)                30,238,305       30,696,788
General partner (1,232 and 1,331 units outstanding)                        305,461          310,239
                                                                      -------------     ------------
Total partners' capital                                                 30,543,766       31,007,027
                                                                      -------------     ------------
Total liabilities and partners' capital                                $31,966,841      $33,622,033
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    247.94      $    233.09
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine Months                  Three Months
                                                 Ended September 30,           Ended September 30,
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $2,465,020     $  643,905     $2,938,161     $ (998,421)
Change in net unrealized gain on open
  commodity positions                          1,614,438      1,629,512      1,465,952      1,573,720
Interest from U.S. Treasury bills                913,775        824,799        318,399        280,859
                                              ----------     ----------     ----------     ----------
                                               4,993,233      3,098,216      4,722,512        856,158
                                              ----------     ----------     ----------     ----------
EXPENSES
Commissions                                    1,948,700      1,915,509        642,255        607,124
Management fees                                  838,388        802,593        286,709        253,413
Incentive fees                                   207,032         47,687        177,442             --
General and administrative                       135,033         97,583         40,286         17,553
                                              ----------     ----------     ----------     ----------
                                               3,129,153      2,863,372      1,146,692        878,090
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $1,864,080     $  234,844     $3,575,820     $  (21,932)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $1,845,442     $  241,064     $3,540,056     $  (21,713)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $   18,638     $   (6,220)    $   35,764     $     (219)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $    14.31     $     1.54     $    28.07     $     (.15)
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Weighted average number of limited and
  general partnership units outstanding          130,279        152,881        127,380        147,062
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996          133,028     $30,696,788     $   310,239     $31,007,027
Net income                                         --       1,845,442          18,638       1,864,080
Redemptions                                    (9,837)     (2,303,925)        (23,416)     (2,327,341)
                                             --------     -----------     -----------     -----------
Partners' capital--September 30, 1997         123,191     $30,238,305     $   305,461     $30,543,766
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Effective July 1, 1997, all assets previously managed by Analytic/TSA Capital Management ('TSA') were reallocated to Eclipse Capital Management, Inc. ('Eclipse'). Eclipse receives management fees at the same rate as did TSA (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eclipse will earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eclipse) as compared to 15% paid to TSA.

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the nine months ended September 30, 1997 and 1996 were:

                                                     1997           1996
---------------------------------------------------------------------------
Commissions                                       $1,948,700     $1,915,509
General and administrative                            71,624         59,039
                                                  ----------     ----------
                                                  $2,020,324     $1,974,548
                                                  ----------     ----------
                                                  ----------     ----------

   The costs incurred for these services for the three months ended September 30, 1997 and 1996 were:

                                                    1997         1996
-----------------------------------------------------------------------
Commissions                                       $642,255     $607,124
General and administrative                          30,348       17,504
                                                  --------     --------
                                                  $672,603     $624,628
                                                  --------     --------
                                                  --------     --------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $23,570,996 and $24,078,572, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $8,380,002 and $9,271,094 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, the Partnership's open futures, forward, and options contracts mature within one year.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts are:

                                        September 30,    December 31,
                                            1997             1996
                                        -------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $  9,396,290     $27,427,116
     Commitments to sell                $ 23,668,057     $19,223,534
Currency Futures Contracts:
     Commitments to purchase            $  4,454,070     $ 7,651,893
     Commitments to sell                $  1,603,299     $15,877,256
Financial Futures and Options
  Contracts:
     Commitments to purchase            $339,392,469     $110,757,098
     Commitments to sell                $ 43,731,583     $38,688,741
Other Futures and Options Contracts:
     Commitments to purchase            $  5,967,715              --
     Commitments to sell                $  1,379,000     $   320,262

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

   At September 30, 1997 and December 31, 1996, the fair values of futures, forward and options contracts were:

                                           September 30, 1997             December 31, 1996
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  178,956      $  (39,281)    $       --      $  (55,900)
     Currencies                            57,334          (7,516)       194,561         (96,820)
     Other                                197,181              --        313,497          (6,743)
  Foreign exchanges
     Financial                          1,887,935          (1,859)       316,218        (238,492)
     Other                                 62,950         (38,933)         4,092              --
Forward Contracts:
     Currencies                           151,046        (165,753)       535,753        (307,392)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (30,550)            --         (10,000)
     Other                                     --              --             --         (23,168)
  Foreign exchanges
     Financial                                 --              --             --         (10,838)
                                       ----------     -----------     ----------     -----------
                                       $2,535,402      $ (283,892)    $1,364,121      $ (749,353)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair values of futures, forward and options contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  255,773      $  (20,324)    $  334,843      $  (67,562)
     Currencies                           256,610         (34,099)       274,254        (183,700)
     Other                                277,697         (16,819)       110,124         (43,304)
  Foreign exchanges
     Financial                            787,999        (113,382)       947,290         (51,694)
     Other                                 24,447         (12,926)         1,644          (4,434)
Forward Contracts:
     Currencies                           579,280        (672,949)       678,762        (351,167)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (22,008)            --              --
     Currencies                             2,560         (42,408)        25,214          (3,239)
     Other                                 18,619          (3,271)            --              --
  Foreign exchanges
     Other                                  4,473          (5,886)            --              --
                                       ----------     -----------     ----------     -----------
                                       $2,207,458      $ (944,072)    $2,372,131      $ (705,100)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the average fair values of futures, forward and options contracts during the three months ended September 30, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  532,441      $  (15,336)    $   19,758      $ (163,783)
     Currencies                           118,752          (3,609)        96,848        (123,197)
     Other                                368,017         (12,916)       249,454         (24,544)
  Foreign exchanges
     Financial                          1,448,006         (27,611)     1,552,421         (34,738)
     Other                                 51,169         (25,874)         4,000            (432)
Forward Contracts:
     Currencies                           503,901        (707,965)       420,466        (297,837)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (28,496)            --              --
     Currencies                             6,400          (4,044)        44,218             (78)
     Other                                 12,945          (1,088)            --              --
  Foreign exchanges
     Financial                                566            (344)            --              --
                                       ----------     -----------     ----------     -----------
                                       $3,042,197      $ (827,283)    $2,387,165      $  644,609
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine months ended September 30, 1997 and 1996, respectively.

                             Nine months ended September 30, 1997               Nine months ended September 30, 1996
                        -----------------------------------------------    ----------------------------------------------
                                            Change in                                          Change in
                         Net Realized     Net Unrealized                    Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses        Total       Gains (Losses)     Gains/Losses       Total
                        --------------    --------------    -----------    --------------    --------------    ----------
Futures Contracts:
  Domestic exchanges
    Financial             $  152,994        $  195,575      $   348,569      $  505,338        $ (665,612)     $ (160,274)
    Currencies               367,804           (47,923)         319,881         596,691           178,230         774,921
    Other                  1,075,333          (109,573)         965,760         (71,605)          454,608         383,003
  Foreign exchanges
    Financial              1,429,645         1,808,350        3,237,995        (363,635)        1,284,008         920,373
    Other                     44,459            19,925           64,384         (24,036)            9,500         (14,536)
Forward Contracts:
    Currencies              (771,022)         (243,068)      (1,014,090)        (88,470)          384,453         295,983
Options Contracts:
  Domestic exchanges
    Financial                 43,680           (27,985)          15,695              --                --              --
    Currencies               110,600                --          110,600          89,622           (15,675)         73,947
    Other                     86,823            15,733          102,556              --                --              --
  Foreign exchanges
    Financial                (75,296)            3,404          (71,892)             --                --              --
                        --------------    --------------    -----------    --------------    --------------    ----------
                          $2,465,020        $1,614,438      $ 4,079,458      $  643,905        $1,629,512      $2,273,417
                        --------------    --------------    -----------    --------------    --------------    ----------
                        --------------    --------------    -----------    --------------    --------------    ----------

      The following table presents the net realized gains (losses) and the change in net unrealized gains/ losses of futures, forward and options contracts during the three months ended September 30, 1997 and 1996, respectively.

                            Three months ended September 30, 1997              Three months ended September 30, 1996
                        ----------------------------------------------    -----------------------------------------------
                                            Change in                                         Change in
                         Net Realized     Net Unrealized                   Net Realized     Net Unrealized
                        Gains (Losses)     Gains/Losses       Total       Gains (Losses)     Gains/Losses        Total
                        --------------    --------------    ----------    --------------    --------------    -----------
Futures Contracts:
  Domestic exchanges
    Financial             $  651,082        $ (169,975)     $  481,107      $ (853,500)       $  (77,781)     $  (931,281)
    Currencies               103,800             2,863         106,663         (83,137)           54,451          (28,686)
    Other                    642,491          (327,118)        315,373          65,789           (39,472)          26,317
  Foreign exchanges
    Financial              1,842,078         1,495,459       3,337,537         737,046         1,830,506        2,567,552
    Other                     21,050             9,767          30,817             460             7,706            8,166
Forward Contracts:
    Currencies              (364,359)          466,673         102,314        (880,534)         (194,252)      (1,074,786)
Options Contracts:
  Domestic exchanges
    Financial                 44,084              (543)         43,541              --                --               --
    Currencies                 6,000            19,404          25,404          15,455            (7,438)           8,017
    Other                      4,515           (39,033)        (34,518)             --                --               --
  Foreign exchanges
    Financial                (12,580)            8,455          (4,125)             --                --               --
                        --------------    --------------    ----------    --------------    --------------    -----------
                          $2,938,161        $1,465,952      $4,404,113      $ (998,421)       $1,573,720      $   575,299
                        --------------    --------------    ----------    --------------    --------------    -----------
                        --------------    --------------    ----------    --------------    --------------    -----------

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

   As of September 30, 1997, 100% of the Partnership's assets were allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1997 were $2,303,925 and $1,028,207, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1997 were $23,416 and $10,414, respectively. Redemptions by limited partners and the General Partner from commencement of operations, October 6, 1989, through September 30, 1997 totalled $117,583,907 and $1,733,761, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Effective July 1, 1997, all assets previously managed by TSA were reallocated to Eclipse. Eclipse receives management fees at the same rate as did TSA (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eclipse will earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eclipse) as compared to 15% paid to TSA.

Results of Operations

   The net asset value per Unit as of September 30, 1997 was $247.94, an increase of 6.37%, from the December 31, 1996 net asset value per Unit of $233.09.

   July's positive performance resulted from gains in the financial, currency, metal and meat sectors. Positions in the index, energy, soft and grain sectors were unprofitable. Following the Federal Reserve Chairman's generally upbeat congressional testimony on the state of the U.S. economy, investor sentiment soared, sending U.S. bond prices higher and the yield on the benchmark 30-year U.S. Treasury bond down to levels not seen in 18 months. Positions in U.S. Treasuries, Australian 10-year bonds and Eurodollar bonds resulted in strong gains as did positions in Japanese Government bonds. In the currency sector, strong gains were seen in German deutsche mark and Swiss franc positions as the U.S. dollar soared in response to investors exchanging the mark and franc for U.S. dollars. Positions in the Japanese yen and British pound were unprofitable. In the metal sector, as the Australian central bank sold approximately 60% of their gold reserves, prices tumbled, profiting the Partnership's short positions in gold and silver. In the index sector, losses were seen in the Nikkei Dow and the Australian stock index. In the energy sector, losses were incurred in light crude oil and natural gas positions as the market failed to establish a firm direction. Losses were experienced in the soft sector as shifting inventory expectations and fickle weather patterns altered investor sentiment, specifically in coffee and cocoa. In the grain sector, soybean oil positions incurred losses as the short-term weather outlook caused fluctuations in the market.

   August's negative performance resulted from losses in the currency, financial, metal, grain, soft and meat sectors. Positions in index and energy sectors were profitable. The currency markets proved to be a major detractor to the Partnership's overall performance. The Deutsche mark's weakness over the past few months, prior to August, contributed to some decent gains, but its strength in August against several currencies, including the U.S. dollar, Japanese yen and British pound contributed to the Partnership's negative performance. The Swiss franc also added to the Partnership's losses as it rose against the U.S. dollar. In the financial sector, the Partnership gave back profits in Italian, U.S. Treasury and Euro dollar bond positions. This was due, in part, to a faltering U.S. bond market which impacted bond markets around the world. Losses were seen in silver and aluminum in the metal sector as well as bean oil, sugar and cattle positions in the grain, soft and meat sectors, respectively. The Partnership experienced gains in both domestic and global stock indices as positions in both the S&P 500 and the Nikkei were profitable. Specifically, short positions in the Nikkei Dow profited as the Japanese economy failed to rebound from its current doldrums.

   September's positive performance resulted from gains in the financial, energy, index and meat sectors. Positions in the metal, currency and soft sectors were unprofitable. Performance for the month resulted, in part, from significant gains in financial positions. The main factor for the financial sector in September was the drop in U.S. long-term interest rates from 6.75% to 6.40%. This fall in U.S. interest rates impacted Australian, Japanese, and European bond prices as they all trended higher, contributing to the positive performance of the Partnership. In addition, country specific factors affected the upward movement in global bond prices. In Europe, the anticipation still remains that Italy and Spain will be included in the first round of the European Monetary Union. Thus, long-term interest rates in those countries continued to fall as their yields must eventually converge with German bond yields, the benchmark for the bond market in Europe. The Partnership also recognized profits in the energy sector as positions in natural gas and light crude oil profited partly due to increasing inventories following this summer's lows. In the index sector, the Partnership recognized gains in the Nikkei, S&P 500 and FTSE 100 as all moved in profitable directions. Short metal positions were unprofitable as precious metal prices, including gold, rose on indications of strengthening demand. Positions in non-precious metals experienced losses as well. British pound, Deutsche mark and Swiss franc positions were all unprofitable for the Partnership.

   Interest income from U.S. Treasury bills for the nine and three months ended September 30, 1997 increased by approximately $89,000 and $38,000, respectively, as compared to the same periods in 1996. These increases were due to a greater amount of funds invested in U.S. Treasury bills during the nine months ended September 30, 1997 as compared to the same period in 1996 following a strong 1996 fourth quarter and a profitable nine months in 1997.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions increased by approximately $33,000 and $35,000 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996. These increases principally reflect the impact of strong trading performance in the last quarter of 1996 and a profitable nine months in 1997 on monthly net asset values, offset by 1996 and 1997 redemptions.

   All trading decisions are currently being made by John W. Henry & Company, Inc. ('JWH'), Welton Investment Systems Corporation ('Welton') and Eclipse Capital Management, Inc. ('Eclipse'). Management fees are calculated on the net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $36,000 and $33,000 for the nine and three months ended September 30, 1997, respectively, as compared to the same periods in 1996 due to same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each trading manager. JWH, Welton and Eclipse each generated sufficient trading profits to earn incentive fees of $47,000, $50,000, and $110,000 for the nine months ended September 30, 1997, respectively. With the exception of Welton, which earned incentive fees of $30,000 during the three months ended June 30, 1997, all 1997 incentive fees were earned during the three months ended September 30, 1997. During the nine months ended September 30, 1996 trading performance resulted in incentive fees of approximately $48,000 (no incentive fees were earned during the three months ended September 30, 1996).

   General and administrative expenses increased by approximately $37,000 and $23,000 for the nine and three months ended September 30, 1997 as compared to the same periods in 1996. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These increases were primarily due to the timing of certain expense accruals recorded during the respective periods.

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

       (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant