Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1998-05-14
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,552,016      $ 6,552,063
U.S. Treasury bills, at amortized cost                                  21,941,258       24,241,834
Net unrealized gain on open commodity positions                            552,455        1,584,684
                                                                      -------------     ------------
Total assets                                                           $29,045,729      $32,378,581
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   394,412      $   740,550
Management fees payable                                                     87,151           97,818
Accrued expenses                                                            42,356           55,038
Due to affiliates                                                           36,772            7,663
Incentive fees payable                                                       7,756          226,348
Options, at market                                                             820            3,600
                                                                      -------------     ------------
Total liabilities                                                          569,267        1,131,017
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (117,507 and 119,135 units outstanding)                28,191,444       30,934,928
General partner (1,188 and 1,204 units outstanding)                        285,018          312,636
                                                                      -------------     ------------
Total partners' capital                                                 28,476,462       31,247,564
                                                                      -------------     ------------
Total liabilities and partners' capital                                $29,045,729      $32,378,581
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    239.91      $    259.66
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months
                                                                              Ended March 31,
                                                                         --------------------------
                                                                            1998            1997
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                       $  (671,692)    $1,779,360
Change in net unrealized gain on open commodity positions                 (1,040,749)      (426,019)
Interest from U.S. Treasury bills                                            294,511        292,367
                                                                         -----------     ----------
                                                                          (1,417,930)     1,645,708
                                                                         -----------     ----------
EXPENSES
Commissions                                                                  643,279        672,527
Management fees                                                              267,075        290,034
Incentive fees                                                                 7,756         --
General and administrative                                                    40,650         40,729
                                                                         -----------     ----------
                                                                             958,760      1,003,290
                                                                         -----------     ----------
Net income (loss)                                                        $(2,376,690)    $  642,418
                                                                         -----------     ----------
                                                                         -----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                         $(2,352,911)    $  635,990
                                                                         -----------     ----------
                                                                         -----------     ----------
General partner                                                          $   (23,779)    $    6,428
                                                                         -----------     ----------
                                                                         -----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                   $    (19.75)    $     4.83
                                                                         -----------     ----------
                                                                         -----------     ----------
Weighted average number of limited
  and general partnership units outstanding                                  120,339        133,028
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            120,339     $30,934,928     $ 312,636     $31,247,564
Net loss                                             --      (2,352,911)      (23,779)     (2,376,690)
Redemptions                                      (1,644)       (390,573)       (3,839)       (394,412)
                                               --------     -----------     ---------     -----------
Partners' capital--March 31, 1998               118,695     $28,191,444     $ 285,018     $28,476,462
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1998 and 1997 were:

                                                    1998         1997
-----------------------------------------------------------------------
Commissions                                       $643,279     $672,527
General and administrative                          21,280       28,859
                                                  --------     --------
                                                  $664,559     $701,386
                                                  --------     --------
                                                  --------     --------

   The General Partner is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker. The Partnership maintains its trading and cash accounts at PSI. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Partnership's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $21,818,474 and $22,947,166, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $6,850,380 and $9,499,572 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                            1998            1997
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $ 14,827,468    $   318,066
     Commitments to sell                  30,560,045     24,765,572
Currency Futures and Options
  Contracts:
     Commitments to purchase               7,930,240      1,232,952
     Commitments to sell                  10,387,302      4,626,480
Financial Futures and Options
  Contracts:
     Commitments to purchase             152,510,998    183,537,088
     Commitments to sell                 448,612,564    126,817,265
Other Futures and Options Contracts:
     Commitments to purchase               1,525,453      2,876,350
     Commitments to sell                     695,394     14,809,027

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

   At March 31, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts was:

                                                 1998                          1997
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 23,388      $ (119,031)    $  178,094      $   (4,700)
     Currencies                         225,024            (360)        41,016          (6,677)
     Other                               23,114         (16,746)     1,020,252          (1,810)
  Foreign exchanges
     Financial                          209,960        (141,602)       493,686        (229,030)
     Other                               30,710         (58,057)       170,110          (4,500)
Forward Contracts:
     Currencies                         423,322         (47,267)       374,665        (446,422)
Options Contracts:
  Domestic exchanges
     Financial                               --              --             --          (3,600)
     Currencies                              --            (750)            --              --
     Other                                   --             (70)            --              --
                                       --------     -----------     ----------     -----------
                                       $935,518      $ (383,883)    $2,277,823      $ (696,739)
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  237,913      $  (31,152)    $   86,694      $  (27,373)
     Currencies                            72,917         (24,244)       439,976         (38,977)
     Other                                355,669         (25,894)       291,449          (8,320)
  Foreign exchanges
     Financial                            749,190        (167,372)       324,073         (86,444)
     Other                                118,828         (45,370)         6,886          (5,394)
Forward Contracts:
     Currencies                           199,497        (549,340)       796,321        (450,203)
Options Contracts:
  Domestic exchanges
     Financial                                 --          (1,022)            --         (12,513)
     Currencies                                --          (5,463)            --         (91,738)
     Other                                     --             (18)        18,352          (7,089)
  Foreign exchanges
     Financial                                 --              --          5,523          (5,620)
                                       ----------     -----------     ----------     -----------
                                       $1,734,014      $ (849,875)    $1,969,274      $ (733,671)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                          1998            1997
                                       -----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  (131,368)    $  (87,400)
     Currencies                            (19,218)       453,846
     Other                                (854,250)       144,707
  Foreign exchanges
     Financial                            (263,933)       108,092
     Other                                  13,668         11,317
Forward Contracts:
     Currencies                           (476,758)       610,788
Options Contracts:
  Domestic exchanges
     Financial                              15,938        (19,246)
     Currencies                              3,050         34,086
     Other                                     430         70,339
  Foreign exchanges
     Financial                                  --         26,812
                                       -----------     ----------
                                       $(1,712,441)    $1,353,341
                                       -----------     ----------
                                       -----------     ----------

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

   At March 31, 1998, 100% of the Partnership's total net assets (the 'Net Asset Value') was allocated to commodities trading. A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 76% of the Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1998 were $390,573 and $3,839, respectively, and from commencement of operations, October 6, 1989, through March 31, 1998, totalled $118,707,761 and $1,744,869, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1998 was $239.91, a decrease of 7.61% from the December 31, 1997 net asset value per Unit of $259.66.

   January's negative performance resulted from losses in the currency, index, metal, meat and grain sectors, which were partially offset by gains in the financial, energy and soft sectors. In the currency sector, investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar, resulting in losses for the Partnership. Positions in the Australian dollar also experienced losses. Positions in the British pound were unprofitable as well, as the pound sank lower against other major currencies on the Bank of England's decision to leave a key interest rate unchanged. Index sector positions were unprofitable as Asian investor optimism supported the Nikkei causing losses for the Partnership's short positions. Metal sector positions incurred losses as the gold market experienced a reversal. Positions in both zinc and lead lost value as well. On the positive side, the Partnership's financial sector positions gained as European bond markets benefited from reduced inflation concerns. In particular, German, French, British, Eurodollar and Italian bonds profited. Additionally, positions in U.S. Treasuries profited as some yields reached all-time lows. Positions in the energy sector profited as increasing tensions in the Middle East pushed prices up, despite ample inventory levels. Lastly, in the soft sector, the Partnership recognized gains from cotton positions.

   February's negative performance resulted from losses in the financial, currency, energy and grain sectors, which were partially offset by gains in the metal, index, meat and soft sectors. In the financial sector, profitable trading in European bonds failed to offset losses in long- and short-term U.S. interest rate positions. Positions in the Eurodollar, Japanese, British and Australian bonds were unprofitable as well. Currency sector losses were driven, in part, by shifting trends in the Asian markets and generally rangebound trading in other currencies. Although by month's end investors were again viewing Asian markets with caution, sentiment toward the region had been relatively positive for much of the month. This was particularly the case in Japan, where the yen benefited from expectations of a stimulus package from the government resulting in losses for the Partnership's short positions. Swiss franc/deutsche mark and Japanese yen/deutsche mark crossrate positions were unprofitable as well. Long silver positions in the metal sector profited the Partnership. This was due, in part, to heavy buying by a major investor which drove prices higher. Positions in aluminum and copper generated profits as well.

   March's negative performance resulted from losses in the metal, financial, soft, grain and meat sectors, which were partially offset by gains in the currency, index and energy sectors. In the metal sector, the Partnership incurred losses in short gold positions as a strong housing report renewed fears of U.S. inflation, generating interest in gold as a inflationary hedge. Silver positions also lost value as prices fell in the beginning of the month, only to rebound towards month end. The financial sector was unprofitable for the Partnership, which held losing positions in the U.S. long bond, Australian 10-year, Japanese, British three month and Euromark bonds. Gains in the currency sector helped to offset overall Partnership losses during March. A late-month surge in the U.S. dollar combined with continued weakness in the Swiss franc and Japanese yen resulted in solid foreign exchange profits. Crossrate positions which recognized gains included the Japanese yen/British pound and Swiss franc/British pound. Index sector gains were derived from long positions in the German DAX and S&P 500. Light crude oil and natural gas positions in the energy sector advanced as well.

   Commissions are calculated on the Net Asset Value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $29,000 for the three months ended March 31, 1998 as compared to the same period in 1997 principally due to the effect of weak first quarter 1998 trading performance on the monthly Net Asset Values.

   All trading decisions are currently being made by John W. Henry & Company, Inc., Welton Investment System Corp. and Eclipse Capital Management (the 'Trading Managers'). Management fees are calculated on the Net Asset Value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $23,000 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to fluctuations in monthly Net Asset Values as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each Trading Manager. Despite overall Partnership trading losses during the three months ended March 31, 1998, Welton Investment System Corp. generated sufficient trading profits to earn incentive fees of approximately $8,000. No incentive fees were generated by the Trading Managers during the three months ended March 31, 1997.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant