Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1998-08-14
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,605,995     $ 6,552,063
U.S. Treasury bills, at amortized cost                                  19,911,347      24,241,834
Net unrealized (loss) gain on open commodity positions                    (812,000)      1,584,684
                                                                       -----------     ------------
Total assets                                                           $25,705,342     $32,378,581
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 2,361,660     $   740,550
Management fees payable                                                     77,007          97,818
Due to affiliates                                                           38,903           7,663
Accrued expenses                                                            29,364          55,038
Incentive fees payable                                                     --              226,348
Options, at market                                                          44,693           3,600
                                                                       -----------     ------------
Total liabilities                                                        2,551,627       1,131,017
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (106,630 and 119,135 units outstanding)                22,921,766      30,934,928
General partner (1,079 and 1,204 units outstanding)                        231,949         312,636
                                                                       -----------     ------------
Total partners' capital                                                 23,153,715      31,247,564
                                                                       -----------     ------------
Total liabilities and partners' capital                                $25,705,342     $32,378,581
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    214.97     $    259.66
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Six Months                     Three Months
                                                  Ended June 30,                  Ended June 30,
                                            ---------------------------     ---------------------------
                                               1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity
  transactions                              $(1,695,670)    $  (473,141)    $(1,023,978)    $(2,252,501)
Change in net unrealized gain/loss on
  open commodity positions                   (2,395,169)        148,486      (1,354,420)        574,505
Interest from U.S. Treasury bills               559,623         595,376         265,112         303,009
                                            -----------     -----------     -----------     -----------
                                             (3,531,216)        270,721      (2,113,286)     (1,374,987)
                                            -----------     -----------     -----------     -----------
EXPENSES
Commissions                                   1,217,740       1,306,445         574,461         633,918
Management fees                                 503,306         551,679         236,231         261,645
Incentive fees                                    7,756          29,590         --               29,590
General and administrative                       77,759          94,747          37,109          54,018
                                            -----------     -----------     -----------     -----------
                                              1,806,561       1,982,461         847,801         979,171
                                            -----------     -----------     -----------     -----------
Net loss                                    $(5,337,777)    $(1,711,740)    $(2,961,087)    $(2,354,158)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET LOSS
Limited partners                            $(5,284,361)    $(1,694,614)    $(2,931,450)    $(2,330,604)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $   (53,416)    $   (17,126)    $   (29,637)    $   (23,554)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit      $    (44.66)    $    (12.99)    $    (24.95)    $    (18.05)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of limited and
  general partnership units outstanding         119,517         131,729         118,695         130,430
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                            LIMITED         GENERAL
                                              UNITS        PARTNERS         PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997          120,339     $30,934,928     $   312,636     $31,247,564
Net loss                                        --         (5,284,361)        (53,416)     (5,337,777)
Redemptions                                   (12,630)     (2,728,801)        (27,271)     (2,756,072)
                                             --------     -----------     -----------     -----------
Partners' capital--June 30, 1998              107,709     $22,921,766     $   231,949     $23,153,715
                                             --------     -----------     -----------     -----------
                                             --------     -----------     -----------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs incurred for these services for the six months ended June 30, 1998 and 1997 were:

                                                     1998           1997
---------------------------------------------------------------------------
Commissions                                       $1,217,740     $1,306,445
General and administrative                            41,385         41,276
                                                  ----------     ----------
                                                  $1,259,125     $1,347,721
                                                  ----------     ----------
                                                  ----------     ----------

   The costs incurred for these services for the three months ended June 30, 1998 and 1997 were:

                                                    1998         1997
-----------------------------------------------------------------------
Commissions                                       $574,461     $633,918
General and administrative                          20,105       12,417
                                                  --------     --------
                                                  $594,566     $646,335
                                                  --------     --------
                                                  --------     --------

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

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $19,883,650 and $22,947,166, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $6,796,634 and $9,499,572 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                            1998            1997
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $  6,421,063    $    318,066
     Commitments to sell                  32,238,099      24,765,572
Currency Futures and Options
  Contracts:
     Commitments to purchase               3,340,451       1,232,952
     Commitments to sell                   4,649,798       4,626,480
Financial Futures and Options
  Contracts:
     Commitments to purchase             424,801,003     183,537,088
     Commitments to sell                 137,701,473     126,817,265
Other Futures and Options Contracts:
     Commitments to purchase                 261,214       2,876,350
     Commitments to sell                  10,574,682      14,809,027

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

   At June 30, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts was:

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  258,669     $   (79,844)    $  178,094      $   (4,700)
     Currencies                            52,549         (15,369)        41,016          (6,677)
     Other                                 11,732        (182,356)     1,020,252          (1,810)
  Foreign exchanges
     Financial                            513,603        (331,380)       493,686        (229,030)
     Other                                 34,830         (54,799)       170,110          (4,500)
Forward Contracts:
     Currencies                                --      (1,019,635)       374,665        (446,422)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (39,988)            --          (3,600)
     Currencies                                --          (4,225)            --              --
     Other                                     --            (480)            --              --
                                       ----------     -----------     ----------     -----------
                                       $  871,383     $(1,728,076)    $2,277,823      $ (696,739)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  184,131     $   (46,846)    $  105,668     $   (20,566)
     Currencies                            89,125         (22,493)       305,963         (47,179)
     Other                                229,945         (75,189)       261,928         (17,652)
  Foreign exchanges
     Financial                            647,819        (150,314)       365,258        (157,370)
     Other                                 81,373         (58,059)         7,720          (3,680)
Forward Contracts:
     Currencies                           243,663        (560,885)       580,379        (666,353)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (12,836)            --         (18,108)
     Currencies                                --          (3,895)         1,186         (59,832)
     Other                                     --            (233)        26,992          (4,537)
  Foreign exchanges
     Financial                                 --              --          6,390          (8,408)
                                       ----------     -----------     ----------     -----------
                                       $1,476,056     $  (930,750)    $1,661,484     $(1,003,685)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   90,163     $   (80,588)    $  174,716     $    (8,617)
     Currencies                           139,309         (15,209)       108,608         (47,476)
     Other                                 52,514        (109,873)       175,835         (26,761)
  Foreign exchanges
     Financial                            436,983        (131,079)       347,566        (199,425)
     Other                                 31,252         (70,747)         7,500          (1,391)
Forward Contracts:
     Currencies                           332,744        (444,025)       234,800        (784,932)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (21,441)            --         (24,693)
     Currencies                                --          (1,541)         2,075         (19,019)
     Other                                     --            (408)        32,638          (1,163)
  Foreign exchanges
     Financial                                 --              --         11,182          (9,952)
                                       ----------     -----------     ----------     -----------
                                       $1,082,965     $  (874,911)    $1,094,920     $(1,123,429)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1998 and 1997, respectively.

                                                  Six Months                           Three Months
                                                Ended June 30,                        Ended June 30,
                                       ---------------------------------     ---------------------------------
                                            1998               1997               1998               1997
                                       --------------     --------------     --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                          $   (785,587)      $   (132,538)      $   (654,219)      $    (45,138)
     Currencies                              (53,945)           213,218            (34,727)          (240,628)
     Other                                (1,506,132)           650,387           (651,882)           505,680
  Foreign exchanges
     Financial                            (1,036,632)           (99,542)          (772,699)          (207,634)
     Other                                     7,532             33,567             (6,136)            22,250
Forward Contracts:
     Currencies                             (767,145)        (1,116,404)          (290,387)        (1,727,192)
Options Contracts:
  Domestic exchanges
     Financial                                51,550            (27,846)            35,612             (8,600)
     Currencies                               (2,700)            85,196             (5,750)            51,110
     Other                                     2,220            137,074              1,790             66,735
  Foreign exchanges
     Financial                                    --            (67,767)                --            (94,579)
                                       --------------     --------------     --------------     --------------
                                        $ (4,090,839)      $   (324,655)      $ (2,378,398)      $ (1,677,996)
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------

D. Subsequent Events

   During July 1998, John W. Henry & Company, Inc. agreed to resign as one of the Partnership's trading managers effective as of August 31, 1998. The Partnership is currently negotiating with other independent commodities trading managers to trade those Partnership assets currently traded by John W. Henry & Company, Inc. commencing on or after September 1, 1998.

   Effective August 1, 1998, the General Partner reduced the annual rate of commissions charged to the Partnership from 8.5% to 8.0% of net asset value.

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

   At June 30, 1998, 100% of the Partnership's total net assets (the 'Net Asset Value') was allocated to commodities trading. A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 78% of the Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1998 were $2,728,801 and $2,338,228, respectively. Redemptions by the general partner recorded for the six and three months ended June 30, 1998 were $27,271 and $23,432, respectively. Redemptions by limited partners and the general partner from commencement of operations, October 6, 1989, through June 30, 1998, totalled $121,045,989 and $1,768,301, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1998 was $214.97, a decrease of 17.21% from the December 31, 1997 net asset value per Unit of $259.66.

   April trading proved difficult for the Partnership resulting in losses. Unprofitable sectors included the financial, currency, metal, index, energy and meat sectors. Losses were slightly offset by gains in the grain and soft sectors. Financial sector trading provided the largest losses. Early in the month, 30-year U.S. Treasury bond yields approached record lows, driving prices higher. On April 28th, the market suffered what seemed to be a major setback on a report that Federal Reserve policy makers were leaning toward a rate hike which would cause bond prices to fall. However, mild inflation data released on April 29th sent bond prices soaring again, pushing the yield back below 6%. In Europe, bond yields, which had been declining for much of the first quarter, rose in April resulting in losses in most positions held. Currency sector positions were generally unprofitable for the Partnership. As the German government contemplated a tax increase, the deutsche mark moved higher versus the U.S. dollar resulting in Partnership losses. Swiss franc positions lost value as well. In the crossrate arena, the Partnership's exposure in Japanese yen/deutsche mark, Japanese yen/British pound and Swiss franc/British pound resulted in net losses. Unprofitable trading in the metal sector was due mainly to gold selling at month-end on a strengthening bond market. Zinc and aluminum positions also lost value. Grain sector positions in wheat and cotton resulted in slight gains. In the soft sector, expectations of a bumper sugar crop in Brazil profited the Partnership's short positions.

   May trading proved profitable for the Partnership. Profitable sectors included the financial, currency, energy and meat sectors. Losses were incurred in the metal, soft, grain and index sectors. In the financial sector, the Japanese Government bond reached record highs as it rallied in response to reports that Japans's economic problems were not yet over. This rise generated profits for the Partnership's long Japanese Government bond positions. Long positions in Australian 3-year and 30-year bonds increased in value as well. In the currency sector, the Japanese yen continued its slide versus the U.S. dollar in response to Japanese economic instability. Skeptical investors drove the yen to a new seven year low, resulting in profits for the Partnership's short positions. In addition, Australian dollar and Japanese yen/German deutsche mark positions generated profits. Partially offsetting gains, the Partnership incurred losses in its long gold positions in the metal sector as gold prices fell more than $10 during the month due to a perceived lessening of demand in Asia. Copper and zinc positions lost value as well. Losses were also incurred in cotton, sugar and coffee positions in the soft sector.

   June trading proved unprofitable. Trading resulted in losses in most sectors including the financial, metal, index, currency, energy, grain and soft sectors. In the financial sector, the reversal of the Japanese yen drove losses in Australian 10-year and 3-year bonds, as well as Japanese bonds and Eurodollar positions. Metal sector positions lost value as the price of both gold and silver remained linked to movements in the Japanese yen. As concerns grew over the worsening economic picture in Russia, the value of the deutsche mark began to decline versus the U.S. dollar. This was partially due to the significant amount of outstanding loans to Russian businesses by German banks. This initiated a flight to the safety of the British pound driving it higher versus the U.S. dollar. This shift was unprofitable for the Partnership. In the energy sector, oil complex positions lost value as investors questioned the commitment of OPEC countries to proposed cuts in production, causing prices to decline. Trading in natural gas was unprofitable as well. Finally, positions in the British FTSE 100, corn and sugar lost value during the month.

   Interest income from U.S. Treasury bills for the six and three months ended June 30, 1998 decreased by approximately $36,000 and $38,000, respectively, as compared to the same periods in 1997. These declines in interest income were the result of fewer funds available for investment in U.S. Treasury bills principally due to the effect of weak trading performance and redemptions during the first half of 1998 on the investments in U.S. Treasury bills.

   Commissions are calculated on the Net Asset Value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $89,000 and $59,000 for the six and three months ended June 30, 1998, respectively, as compared to the same periods in 1997 principally due to the effect of weak trading performance and redemptions during the first half of 1998 on the monthly Net Asset Values.

   All trading decisions are currently being made by John W. Henry & Company, Inc., Welton Investment Corporation and Eclipse Capital Management (the 'Trading Managers'). Management fees are calculated on the portion of the Net Asset Value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $48,000 and $25,000 for the six and three months ended June 30, 1998, respectively, as compared to the same periods in 1997 primarily due to fluctuations in monthly Net Asset Values as described above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each Trading Manager. Despite overall Partnership trading losses during the six months ended June 30, 1998 and 1997, Welton Investment Corporation generated sufficient trading profits to earn incentive fees of approximately $8,000 and $30,000, respectively.

   General and administrative expenses decreased by approximately $17,000 for each of the six and three month periods ended June 30, 1998 as compared to the same periods in 1997. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant