Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1998-11-16
CIK 851786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 6,007,687      $ 6,552,063
U.S. Treasury bills, at amortized cost                                  19,525,057       24,241,834
Net unrealized gain on open commodity positions                          1,427,823        1,584,684
                                                                      -------------     ------------
Total assets                                                           $26,960,567      $32,378,581
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,328,563      $   740,550
Incentive fees payable                                                      95,954          226,348
Options, at market                                                          61,030            3,600
Management fees payable                                                     47,632           97,818
Accrued expenses                                                            44,528           55,038
Due to affiliates                                                           19,276            7,663
                                                                      -------------     ------------
Total liabilities                                                        1,596,983        1,131,017
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (101,324 and 119,135 units outstanding)                25,109,818       30,934,928
General partner (1,024 and 1,204 units outstanding)                        253,766          312,636
                                                                      -------------     ------------
Total partners' capital                                                 25,363,584       31,247,564
                                                                      -------------     ------------
Total liabilities and partners' capital                                $26,960,567      $32,378,581
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    247.82      $    259.66
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine Months                   Three Months
                                                 Ended September 30,            Ended September 30,
                                              --------------------------     -------------------------
                                                 1998            1997           1998           1997
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                                $   197,002     $2,465,020     $1,892,672     $2,938,161
Change in net unrealized gain/loss on open
  commodity positions                            (164,101)     1,614,438      2,231,068      1,465,952
Interest from U.S. Treasury bills                 787,466        913,775        227,843        318,399
                                              -----------     ----------     ----------     ----------
                                                  820,367      4,993,233      4,351,583      4,722,512
                                              -----------     ----------     ----------     ----------
EXPENSES
Commissions                                     1,703,654      1,948,700        485,914        642,255
Management fees                                   696,972        838,388        193,666        286,709
Incentive fees                                    103,710        207,032         95,954        177,442
General and administrative                        115,376        135,033         37,617         40,286
                                              -----------     ----------     ----------     ----------
                                                2,619,712      3,129,153        813,151      1,146,692
                                              -----------     ----------     ----------     ----------
Net income (loss)                             $(1,799,345)    $1,864,080     $3,538,432     $3,575,820
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $(1,781,376)    $1,845,442     $3,502,985     $3,540,056
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------
General partner                               $   (17,969)    $   18,638     $   35,447     $   35,764
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $    (15.57)    $    14.31     $    32.85     $    28.07
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------
Weighted average number of limited and
  general partnership units outstanding           115,581        130,279        107,709        127,380
                                              -----------     ----------     ----------     ----------
                                              -----------     ----------     ----------     ----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997            120,339     $30,934,928     $312,636     $31,247,564
Net loss                                             --      (1,781,376)     (17,969)     (1,799,345)
Redemptions                                     (17,991)     (4,043,734)     (40,901)     (4,084,635)
                                               --------     -----------     --------     -----------
Partners' capital--September 30, 1998           102,348     $25,109,818     $253,766     $25,363,584
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Effective September 1, 1998, all assets previously managed by John W. Henry & Company, Inc. (the 'Reallocated Assets') were reallocated to Welton Investment Corporation ('Welton'), Eclipse Capital Management ('Eclipse') and to two trading managers new to the Partnership--Gaiacorp Ireland Limited ('Gaiacorp') and Trendlogic Associates, Inc. ('Trendlogic'). Welton, Eclipse, Gaiacorp and Trendlogic (the 'Trading Managers') received Reallocated Assets totalling approximately $4,934,000, $1,990,000, $6,871,000 and $5,000,000, respectively.
The Trading Managers receive monthly management fees on their portion of the Reallocated Assets equal to a 2% annual rate as compared to the 4% annual rate paid to John W. Henry & Company, Inc. The Trading Managers will earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement among the Partnership, the General Partner and each respective Trading Manager) on the Reallocated Assets, except for Trendlogic whose quarterly incentive fee rate is 17.5%. John W. Henry & Company, Inc. received quarterly incentive fees at a 15% rate.

B. Related Parties

   Prudential Securities Futures Management Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the nine months ended September 30, 1998 and 1997 were:

                                                     1998           1997
---------------------------------------------------------------------------
Commissions                                       $1,703,654     $1,948,700
General and administrative                            57,233         71,624
                                                  ----------     ----------
                                                  $1,760,887     $2,020,324
                                                  ----------     ----------
                                                  ----------     ----------

   The costs incurred for these services for the three months ended September 30, 1998 and 1997 were:

                                                     1998           1997
---------------------------------------------------------------------------
Commissions                                       $  485,914     $  642,255
General and administrative                            15,848         30,348
                                                  ----------     ----------
                                                  $  501,762     $  672,603
                                                  ----------     ----------
                                                  ----------     ----------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $19,071,017 and $22,947,166, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $7,733,609 and $9,499,572 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, the Partnership's open futures, forward and options contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts are:

                                            1998            1997
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $  7,343,227    $    318,066
     Commitments to sell                  15,502,414      24,765,572
Currency Futures and Options
  Contracts:
     Commitments to purchase              12,381,125       1,232,952
     Commitments to sell                   6,148,743       4,626,480
Financial Futures and Options
  Contracts:
     Commitments to purchase             190,042,113     183,537,088
     Commitments to sell                   1,561,127     126,817,265
Other Futures and Options Contracts:
     Commitments to purchase               2,160,041       2,876,350
     Commitments to sell                   2,926,310      14,809,027

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

   At September 30, 1998 and December 31, 1997, the fair value of open futures, forward and options contracts was:

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  420,800      $       --     $  178,094      $   (4,700)
     Currencies                           256,978         (99,247)        41,016          (6,677)
     Other                                 48,718         (50,887)     1,020,252          (1,810)
  Foreign exchanges
     Financial                            845,667          (5,616)       493,686        (229,030)
     Other                                 27,085        (110,586)       170,110          (4,500)
Forward Contracts:
     Currencies                           191,817         (96,906)       374,665        (446,422)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (26,859)            --          (3,600)
     Currencies                                --          (8,500)            --              --
     Other                                     --         (24,776)            --              --
  Foreign exchanges
     Financial                                 --            (895)            --              --
                                       ----------     -----------     ----------     -----------
                                       $1,791,065      $ (424,272)    $2,277,823      $ (696,739)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  198,912     $   (44,454)    $  255,773      $  (20,324)
     Currencies                           107,239         (29,058)       256,610         (34,099)
     Other                                188,854         (58,964)       277,697         (16,819)
  Foreign exchanges
     Financial                            646,542        (123,082)       787,999        (113,382)
     Other                                 62,905         (71,429)        24,447         (12,926)
Forward Contracts:
     Currencies                           191,462        (671,135)       579,280        (672,949)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (19,832)            --         (22,008)
     Currencies                                --          (4,101)         2,560         (42,408)
     Other                                     --          (3,795)        18,619          (3,271)
  Foreign exchanges
     Financial                                 --             (90)         4,473          (5,886)
                                       ----------     -----------     ----------     -----------
                                       $1,395,914     $(1,025,940)    $2,207,458      $ (944,072)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  239,717     $   (49,116)    $  532,441      $  (15,336)
     Currencies                           125,264         (37,123)       118,752          (3,609)
     Other                                 72,664         (61,419)       368,017         (12,916)
  Foreign exchanges
     Financial                            611,072        (127,501)     1,448,006         (27,611)
     Other                                 23,566         (90,669)        51,169         (25,874)
Forward Contracts:
     Currencies                            52,244        (951,198)       503,901        (707,965)
Options Contracts:
  Domestic exchanges
     Financial                                 --         (37,115)            --         (28,496)
     Currencies                                --          (4,494)         6,400          (4,044)
     Other                                     --          (9,199)        12,945          (1,088)
  Foreign exchanges
     Financial                                 --            (224)           566            (344)
                                       ----------     -----------     ----------     -----------
                                       $1,124,527     $(1,368,058)    $3,042,197      $ (827,283)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                                                  Nine Months                          Three Months
                                              Ended September 30,                   Ended September 30,
                                       ---------------------------------     ---------------------------------
                                            1998               1997               1998               1997
                                       --------------     --------------     --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                          $    771,584       $    348,569        $1,557,171         $  481,107
     Currencies                               48,492            319,881           102,437            106,663
     Other                                (1,228,397)           965,760           277,735            315,373
  Foreign exchanges
     Financial                             1,817,661          3,237,995         2,854,293          3,337,537
     Other                                  (114,447)            64,384          (121,979)            30,817
Forward Contracts:
     Currencies                           (1,274,439)        (1,014,090)         (507,294)           102,314
Options Contracts:
  Domestic exchanges
     Financial                                 7,427             15,695           (44,123)            43,541
     Currencies                               (3,975)           110,600            (1,275)            25,404
     Other                                     7,844            102,556             5,624            (34,518)
  Foreign exchanges
     Financial                                 1,151            (71,892)            1,151             (4,125)
                                       --------------     --------------     --------------     --------------
                                        $     32,901       $  4,079,458        $4,123,740         $4,404,113
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------

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

   At September 30, 1998, 100% of the Partnership's total net assets (the 'Net Asset Value') was allocated to commodities trading. A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 73% of the Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1998 were $4,043,734 and $1,314,933, respectively. Redemptions by the general partner recorded for the nine and three months ended September 30, 1998 were $40,901 and $13,630, respectively. Redemptions by limited partners and the general partner from commencement of operations, October 6, 1989, through September 30, 1998, totalled $122,360,922 and $1,781,931, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Effective September 1, 1998, all assets previously managed by John W. Henry & Company, Inc. (the 'Reallocated Assets') were reallocated to Welton Investment Corporation ('Welton'), Eclipse Capital Management ('Eclipse') and to two trading managers new to the Partnership--Gaiacorp Ireland Limited ('Gaiacorp') and Trendlogic Associates, Inc. ('Trendlogic'). Welton, Eclipse, Gaiacorp and Trendlogic (the 'Trading Managers') received Reallocated Assets totalling approximately $4,934,000, $1,990,000, $6,871,000 and $5,000,000, respectively.
The Trading Managers receive monthly management fees on their portion of the Reallocated Assets equal to a 2% annual rate as compared to the 4% annual rate paid to John W. Henry & Company, Inc. The Trading Managers will earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement among the Partnership, the General Partner and each respective Trading Manager) on the Reallocated Assets, except for Trendlogic whose quarterly incentive fee rate is 17.5%. John W. Henry & Company, Inc. received quarterly incentive fees at a 15% rate.

   Effective August 1, 1998, the General Partner reduced the annual rate of commissions charged to the Partnership from 8.5% to 8.0% of Net Asset Value.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Partnership.

   The Partnership has engaged third parties to perform primarily all of the services it needs. Accordingly, the Partnership's Year 2000 Problems, if any, are not its own but those that center on the ability of the General Partner, Prudential Securities Incorporated, its Trading Managers and any other third party with whom the Partnership has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Partnership has received assurances from its General Partner and from Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Partnership's Trading Managers, have not made similar representations to the Partnership, the Partnership has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Partnership, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Partnership at this time, but could have a material adverse impact on the operations of the Partnership. The General Partner will promptly notify the Partnership's limited partners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Partnership's operations.

   The Partnership has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Partnership to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Partnership, the Partnership believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Partnership's operations.

Results of Operations

   The Net Asset Value per Unit as of September 30, 1998 was $247.82, a decrease of 4.56% from the December 31, 1997 Net Asset Value per Unit of $259.66. Additionally, the Net Asset Value per Unit increased 15.28% during the quarter ended September 30, 1998.

   Third quarter trading proved profitable for the Partnership. Trading resulted in gains across the financial, metal, grain and meat sectors. Unprofitable sectors included the currency, index, energy and soft sectors. July trading resulted in a negative return due, in part, to low volatility resulting in little opportunity to trade profitably. Bond sector positions lost value as prices moved somewhat lower given the weakness in the U.S. dollar. Weakness in U.S. bonds caused European bond prices to rise profiting the Partnership's long European bond positions. The Partnership performed well throughout the remainder of the quarter. As worldwide stock markets fell in August, a 'flight-to-quality' ensued, causing existing long positions in U.S. and European bonds to rally significantly. The 'flight-to-quality' also affected gold prices which, having fallen in July to 19-year lows, rebounded in August and September. Positions in the currency sector incurred losses as the value of the British pound and German deutsche mark initially fell, only to recover and gain strength through to the end of the quarter. Index positions also lost value as volatility in that sector made trading difficult.

   Interest income from U.S. Treasury bills for the nine and three months ended September 30, 1998 decreased by approximately $126,000 and $91,000, respectively, as compared to the same periods in 1997.

These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions and weak trading performance during the first half of 1998, as well as the result of a decline in interest rates during 1998.

   Commissions are calculated on the Net Asset Value on the first day of each month and, therefore, vary based on monthly trading performance and redemptions. Commissions decreased by approximately $245,000 and $156,000 for the nine and three months ended September 30, 1998, respectively, as compared to the same periods in 1997 principally due to the effect of weak trading performance during the first half of 1998 and redemptions on the monthly Net Asset Values as well as a reduction in the commission rate from 8.5% to 8% as discussed in Liquidity and Capital Resources above.

   All trading decisions are currently being made by the Trading Managers. Effective September 1, 1998, the General Partner reallocated assets previously managed by John W. Henry & Company, Inc. as further discussed in Liquidity and Capital Resources above. Management fees are calculated on the portion of the Net Asset Value allocated to each Trading Manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $141,000 and $93,000 for the nine and three months ended September 30, 1998, respectively, as compared to the same periods in 1997 due to fluctuations in monthly Net Asset Values as described above and a reduction in the management fee rate on the Reallocated Assets as further discussed in Liquidity and Capital Resources above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each Trading Manager. Despite overall Partnership trading losses, Welton, Gaiacorp and Trendlogic (the later two Trading Managers were new to the Partnership as discussed in Liquidity and Capital Resources above) each generated sufficient trading profits during the nine months ended September 30, 1998 to earn incentive fees of approximately $41,000, $10,000 and $53,000 for the nine months ended September 30, 1998, respectively. With the exception of Welton, which earned incentive fees of approximately $8,000 during the three months ended March 31, 1998, all 1998 incentive fees were earned during the three months ended September 30, 1998. During the nine months ended September 30, 1997, John W. Henry & Company, Inc., Welton and Eclipse each generated sufficient trading profits to earn incentive fees of $47,000, $50,000 and $110,000, respectively, which were primarily generated during the third quarter of 1997.

   General and administrative expenses for the nine and three month periods ended September 30, 1998 decreased by approximately $20,000 and $3,000, respectively, as compared to the same periods in 1997. These expenses include reimbursement of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

             4.3  Request for Redemption (incorporated by
                  reference to Exhibit 4.3 to the Registrant's
                  Registration Statement on Form S-1, File No.
                  33-29039)

            10.16 Advisory Agreement, dated September 1,
                  1998, among the Registrant, Prudential
                  Securities Futures Management Inc. and
                  Trendlogic Associates, Inc. (filed
                  herewith)

            10.17 Advisory Agreement, dated
                  September 1, 1998, among the
                  Registrant, Prudential Securities
                  Futures Management Inc. and
                  Gaiacorp Ireland Limited (filed herewith)

            10.18 Amendment to Advisory Agreement, dated September
                  1, 1998, among the Registrant, Prudential
                  Securities Futures Management Inc. and Welton
                  Investment Corporation (filed herewith)
            27    Financial Data Schedule (filed herewith)

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant