Form 10-K
period 1998-12-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1999-03-31
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

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

                       Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No__

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated June 8, 1989, included as part of the Registration Statement on Form S-1 (File No. 33-29039) filed with the Securities and Exchange Commission on June 9, 1989 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of July 21, 1989, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                            Index to exhibits can be found on pages 7 through 9.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................   3
Item  2    Properties.......................................................................   4
Item  3    Legal Proceedings................................................................   4
Item  4    Submission of Matters to a Vote of Limited Partners..............................   4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............   4
Item  6    Selected Financial Data..........................................................   4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................   4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................   5
Item  8    Financial Statements and Supplementary Data......................................   5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................   5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................   5
Item 11    Executive Compensation...........................................................   6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................   6
Item 13    Certain Relationships and Related Transactions...................................   6

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................   7
           Financial Statements and Financial Statement Schedules...........................   7
           Exhibits.........................................................................   7
           Reports on Form 8-K..............................................................   9

SIGNATURES..................................................................................   10

                                       2

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

   All trading decisions for the Registrant are currently being made by Welton Investment Corporation ('Welton'), Eclipse Capital Management, Inc.
('Eclipse'), Gaiacorp Ireland Limited ('Gaiacorp') and Trendlogic Associates, Inc. ('Trendlogic'), independent commodity trading managers (collectively, the 'Trading Managers'). Effective September 1, 1998, all assets previously managed by John W. Henry & Company, Inc. (the 'Reallocated Assets') were reallocated to Welton, Eclipse and to two trading managers new to the Registrant--Gaiacorp and Trendlogic--so that each Trading Manager began managing approximately 27% of the Registrant's assets, except for Trendlogic, which began managing approximately 19%. The Trading Managers receive monthly management fees on their portion of the Reallocated Assets equal to a 2% annual rate as compared to the 4% annual rate paid to John W. Henry & Company, Inc. The Trading Managers earn a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement among the Registrant, the General Partner and each respective Trading Manager) on the Reallocated Assets, except for Trendlogic whose quarterly incentive fee rate is 17.5%. John W. Henry & Company, Inc. received quarterly incentive fees at a 15% rate. Eclipse replaced Analytic/TSA Capital Management ('TSA') as a trading manager effective July 1, 1997. Eclipse receives management fees at the same rate as did TSA (a monthly fee on traded assets equal to a 2% annual rate). In addition, Eclipse earns a quarterly incentive fee equal to 20% of New High Net Trading Profits (as defined in the Advisory Agreement between the Registrant, the General Partner and Eclipse) as compared to 15% paid to TSA. The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto.

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

   As of March 4, 1999, there were 1,168 holders of record owning 99,989 Units, including 1,000 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

                                                         Year ended December 31,
                                 ------------------------------------------------------------------------
                                     1998           1997           1996           1995           1994
                                 ------------   ------------   ------------   ------------   ------------
Total revenue (including
  interest)                      $   654,083    $ 7,625,240    $ 9,760,109    $12,616,571    $ 1,077,990
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss)                $(2,564,349)   $ 3,308,428    $ 5,247,292    $ 8,086,514    $(3,196,076)
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss) per weighted
  average Unit                   $    (22.84)   $     25.75    $     35.04    $     44.84    $    (12.31)
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Total assets                     $24,741,380    $32,378,581    $33,622,033    $33,022,442    $37,316,402
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net asset value per Unit         $    240.34    $    259.66    $    233.09    $    195.71    $    153.79
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 14 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers and any persons holding more than 10% of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis (except Tamara B. Wright, who did not file Form 3 in a timely manner upon becoming a director, but has subsequently filed and is now current in all filings). In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
----------------------------    ----------------------------------------------
Eleanor L. Thomas               First Vice President
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President, Chief Accounting Officer and
                                  Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

ELEANOR L. THOMAS, age 44, has been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since April 1993 and a First Vice President since October 1998. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures group within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Anderson & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

BARBARA J. BROOKS, age 50, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 35, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 60, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the head of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 52, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 40, is a Director and a Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and a Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   During the fourth quarter of 1998, Steven Carlino replaced Barbara J. Brooks as Treasurer of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Additionally, during December 1998, Tamara B. Wright was elected as a Senior Vice President and Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. On March 26, 1999, Thomas M. Lane, Jr. resigned as President and Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 4, 1999, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 4, 1999, no partner beneficially owns more than five percent (5%) of the limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                             Page in
                                                                                          Annual Report
(a)    1.     Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1998 Annual Report which is filed as an exhibit hereto
              Report of Independent Accountants                                                 2
              Financial Statements:
              Statements of Financial Condition--December 31, 1998 and 1997                     3
              Statements of Operations--Three years ended December 31, 1998                     4
              Statements of Changes in Partners' Capital--Three years ended December
              31, 1998                                                                          4
              Notes to Financial Statements                                                     5
       2.     Financial Statement Schedules
              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
       3.     Exhibits
              Description:
       3.1    Agreement of Limited Partnership of the Registrant, dated as of June 8,
       and    1989 as amended and restated as of July 21, 1989 (incorporated by
       4.1    reference to Exhibits 3.1 and 4.1 to the Registrant's Annual Report on
              Form 10-K for the period ended December 31, 1989)
       4.2    Subscription Agreement (incorporated by reference to Exhibit 4.2 to the
              Registrant's Registration Statement on Form S-1, File No. 33-29039)
       4.3    Request for Redemption (incorporated by reference to Exhibit 4.3 to the
              Registrant's Registration Statement on Form S-1, File No. 33-29039)
       10.1   Escrow Agreement, dated July 21, 1989 among the Registrant, Prudential
              Securities Futures Management Inc. (formerly known as P-B Futures
              Management, Inc.), Prudential Securities Incorporated (formerly known as
              Prudential-Bache Securities Inc.) and Bankers Trust Company
              (incorporated by reference to Exhibit 10.1 to the Registrant's Annual
              Report on Form 10-K for the period ended December 31, 1989)
       10.2   Brokerage Agreement dated October 6, 1989 between the Registrant and
              Prudential Securities Incorporated (formerly known as Prudential-Bache
              Securities Inc.) (incorporated by reference to Exhibit 10.2 to the
              Registrant's Annual Report on Form 10-K for the period ended December
              31, 1989)
       10.3   Advisory Agreement dated July 21, 1989 among the Registrant, Prudential
              Securities Futures Management Inc. (formerly known as P-B Futures
              Management, Inc.), Eclipse Capital Management, Inc., C.M. Wilson &
              Associates, Inc. and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1989)

       10.4   Representation Agreement Concerning the Registration Statement and the
              Prospectus, dated as of July 21, 1989 among the Registrant, Prudential
              Securities Futures Management Inc. (formerly known as P-B Futures
              Management, Inc.), Prudential Securities Incorporated (formerly known as
              Prudential-Bache Securities Inc.), Eclipse Capital Management, Inc.,
              C.M. Wilson & Associates, Inc. and John W. Henry & Company, Inc.
              (incorporated by reference to Exhibit 10.4 to the Registrant's Annual
              Report on Form 10-K for the period ended December 31, 1989)
       10.5   Net Worth Agreement, dated as of July 21, 1989 between Prudential
              Securities Futures Management Inc. (formerly known as P-B Futures
              Management, Inc.) and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1989)
       10.6   Promissory Note issued by Prudential Securities Group Inc. to Prudential
              Securities Futures Management Inc. (formerly known as P-B Futures
              Management, Inc.), dated October 6, 1989 (incorporated by reference to
              Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the
              period ended December 31, 1989)
       10.10  Addendum to Advisory Agreement dated October 1, 1990 among the
              Registrant, Prudential Securities Futures Management Inc. (formerly known as P-B Futures Management, Inc.), Eclipse Capital Management, Inc.
              and John W. Henry & Co., Inc. (incorporated by reference to Exhibit
              10.10 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1991)
       10.11  Advisory Agreement dated May 1, 1994 among the Registrant, Prudential
              Securities Futures Management, Inc. and Welton Investment
              Corporation (formerly known as Welton Investment Services
              Corporation) (incorporated by reference to Exhibit 10.11 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31,
              1994)
       10.12  Advisory Agreement dated January 1, 1995 among the Registrant,
              Prudential Securities Futures Management Inc. and Analytic/TSA Capital
              Management (incorporated by reference to Exhibit 10.12 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31,
              1994)
       10.13  Addendum to Brokerage Agreement dated January 1, 1995 among the Regis-
              trant, Prudential Securities Futures Management Inc. and Prudential
              Securities Incorporated (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the period ended June
              30, 1995)
       10.14  Form of Foreign Currency Addendum to Brokerage Agreement between the
              Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form
              10-Q for the period ended March 31, 1996)
       10.15  Advisory Agreement, dated July 1, 1997, among the Registrant, Prudential
              Securities Futures Management Inc. and Eclipse Capital Management, Inc.
              (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly
              Report on Form 10-Q for the period ended June 30, 1997)
       10.16  Advisory Agreement, dated September 1, 1998, among the Registrant,
              Prudential Securities Futures Management Inc. and Trendlogic Associates,
              Inc. (incorporated by reference to Exhibit 10.16 to Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1998)
       10.17  Advisory Agreement, dated September 1, 1998, among the Registrant,
              Prudential Securities Futures Management Inc. and Gaiacorp Ireland
              Limited (incorporated by reference to Exhibit 10.17 to Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1998)

       10.18  Amendment to Advisory Agreement, dated September 1, 1998, among the Reg-
              istrant, Prudential Securities Futures Management Inc. and Welton
              Investment Corporation (incorporated by reference to Exhibit
              10.18 to Registrant's Quarterly Report on Form 10-Q for the period ended
              September 30, 1998)
       13.1   Registrant's 1998 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1998 Annual Report is to be deemed filed as part of this report) (filed herewith)
       27.1   Financial Data Schedule (filed herewith)
(b)           Reports on Form 8-K
              No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.
By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: March 31, 1999
     ----------------------------------------
     Steven Carlino
     Vice President, Chief Accounting Officer
     and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

    By: /s/ Eleanor L. Thomas                     Date: March 31, 1999
    -----------------------------------------
    Eleanor L. Thomas
    First Vice President

    By: /s/ Barbara J. Brooks                     Date: March 31, 1999
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 31, 1999
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 31, 1999
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By: /s/ Tamara B. Wright                      Date: March 31, 1999
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director