Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1999-05-14
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 5,587,960      $ 4,870,709
U.S. Treasury bills, at amortized cost                                  18,148,823       19,282,809
Net unrealized gain on open commodity positions                            207,947          587,862
                                                                      -------------     ------------
Total assets                                                           $23,944,730      $24,741,380
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,142,293      $   566,962
Accrued expenses                                                            46,334           56,959
Management fees payable                                                     42,268           44,165
Options, at market                                                          35,583           10,929
Due to affiliates                                                           25,809           11,263
Incentive fees payable                                                      24,513           19,484
                                                                      -------------     ------------
Total liabilities                                                        1,316,800          709,762
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (94,232 and 98,989 units outstanding)                  22,401,611       23,791,274
General partner (952 and 1,000 units outstanding)                          226,319          240,344
                                                                      -------------     ------------
Total partners' capital                                                 22,627,930       24,031,618
                                                                      -------------     ------------
Total liabilities and partners' capital                                $23,944,730      $24,741,380
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    237.73      $    240.34
                                                                      -------------     ------------
                                                                      -------------     ------------
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

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months
                                                                               Ended March 31,
                                                                          -------------------------
                                                                            1999           1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $ 598,535     $  (671,692)
Change in net unrealized gain on open commodity positions                  (389,639)     (1,040,749)
Interest from U.S. Treasury bills                                           196,508         294,511
                                                                          ---------     -----------
                                                                            405,404      (1,417,930)
                                                                          ---------     -----------
EXPENSES
Commissions                                                                 476,607         643,279
Management fees                                                             126,950         267,075
Incentive fees                                                               24,513           7,756
General and administrative                                                   38,729          40,650
                                                                          ---------     -----------
                                                                            666,799         958,760
                                                                          ---------     -----------
Net loss                                                                  $(261,395)    $(2,376,690)
                                                                          ---------     -----------
                                                                          ---------     -----------
ALLOCATION OF NET LOSS
Limited partners                                                          $(258,781)    $(2,352,911)
                                                                          ---------     -----------
                                                                          ---------     -----------
General partner                                                           $  (2,614)    $   (23,779)
                                                                          ---------     -----------
                                                                          ---------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit                                    $   (2.61)    $    (19.75)
                                                                          ---------     -----------
                                                                          ---------     -----------
Weighted average number of limited
  and general partnership units outstanding                                  99,989         120,339
                                                                          ---------     -----------
                                                                          ---------     -----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             99,989     $23,791,274     $ 240,344     $24,031,618
Net loss                                             --        (258,781)       (2,614)       (261,395)
Redemptions                                      (4,805)     (1,130,882)      (11,411)     (1,142,293)
                                               --------     -----------     ---------     -----------
Partners' capital--March 31, 1999                95,184     $22,401,611     $ 226,319     $22,627,930
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

B. Related Parties

   The general partner of the Partnership is Prudential Securities Futures Management Inc. (the 'General Partner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1999 and 1998 were:

                                                    1999         1998
-----------------------------------------------------------------------
Commissions                                       $476,607     $643,279
General and administrative                          17,955       21,280
                                                  --------     --------
                                                  $494,562     $664,559
                                                  --------     --------
                                                  --------     --------

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1999, such segregated assets totalled $15,193,603. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $8,600,270 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts are:

                                           1999            1998
                                        -----------    ------------
Currency Forward Contracts:
     Commitments to purchase            $16,550,691    $22,873,426
     Commitments to sell                  7,132,304     34,657,512
Currency Futures and Options
  Contracts:
     Commitments to purchase              7,528,996      5,856,239
     Commitments to sell                 16,412,993      6,186,805
Financial Futures and Options
  Contracts:
     Commitments to purchase             76,321,612     64,800,054
     Commitments to sell                 41,794,536     63,817,191
Other Futures and Options Contracts:
     Commitments to purchase              2,242,713         67,482
     Commitments to sell                  2,239,244      5,956,997

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

   At March 31, 1999 and December 31, 1998, the fair value of open futures, forward and options contracts was:

                                                 1999                          1998
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 23,980      $   48,693     $  182,195     $    10,003
     Currencies                         163,665          30,290        163,687          80,275
     Other                              154,382          12,630        105,886          31,160
  Foreign exchanges
     Financial                          104,542          96,159        640,142          45,819
     Other                                9,936         176,060         61,678          98,026
Forward Contracts:
     Currencies                         191,246          75,972        445,954         746,397
Options Contracts:
  Domestic exchanges
     Financial                               --           7,875             --           2,046
     Currencies                              --          13,838             --           7,150
     Other                                   --          13,870             --           1,733
                                       --------     -----------     ----------     -----------
                                       $647,751      $  475,387     $1,599,542     $ 1,022,609
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  169,727      $   25,789     $  237,913      $   31,152
     Currencies                           218,370         133,603         72,917          24,244
     Other                                132,311          20,749        355,669          25,894
  Foreign exchanges
     Financial                            380,396          87,552        749,190         167,372
     Other                                 63,995         139,064        118,828          45,370
Forward Contracts:
     Currencies                           347,214         302,240        199,497         549,340
Options Contracts:
  Domestic exchanges
     Financial                                 --           5,565             --           1,022
     Currencies                                --           8,385             --           5,463
     Other                                     --           4,226             --              18
                                       ----------     -----------     ----------     -----------
                                       $1,312,013      $  727,173     $1,734,014      $  849,875
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                         1999           1998
                                       ---------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ (46,421)    $  (131,368)
     Currencies                           70,358         (19,218)
     Other                                79,502        (854,250)
  Foreign exchanges
     Financial                          (525,648)       (263,933)
     Other                              (173,809)         13,668
Forward Contracts:
     Currencies                          738,864        (476,758)
Options Contracts:
  Domestic exchanges
     Financial                            72,185          15,938
     Currencies                              805           3,050
     Other                                (6,940)            430
                                       ---------     -----------
                                       $ 208,896     $(1,712,441)
                                       ---------     -----------
                                       ---------     -----------

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

   At March 31, 1999, 100% of the Partnership's total net asset value was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The general partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1999 were $1,130,882 and $11,411, respectively, and from commencement of operations, October 6, 1989, through March 31, 1999, totalled $124,052,998 and $1,799,110, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1999 was $237.73, a decrease of 1.09% from the December 31, 1998 net asset value per Unit of $240.34.

   First quarter trading resulted in net losses for the Partnership. Losses were incurred in the financial, index, metal, soft and meat sectors. Profits were recorded in the currency, energy and grain sectors. The Partnership experienced losses in the financial sector due to positions in U.S. Treasury bonds and MEF 10-year bonds. Bond yields rose and consequently prices fell as the U.S. economy continued to grow at a rapid pace. Most European and Asian stock indices experienced solid gains following the Dow Jones Industrial Average as it rose through the 10,000 level. As a result short index sector positions incurred losses. The metal sector rallied during the first half of the quarter until events in Kosovo, and NATO military attacks on

Yugoslavia caused a sharp reversal, resulting in losses for the Partnership. The energy sector returned profits due to an OPEC-orchestrated rally that pushed crude oil prices higher in February.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, trading performance, and redemptions. Interest income from U.S. Treasury bills decreased by approximately $98,000 for the three months ended March 31, 1999 compared to the same period in 1998. The decline in interest income was the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills as a result of redemptions.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $167,000 for the three months ended March 31, 1999 as compared to the same period in 1998 principally due to the effect of 1998 redemptions on the monthly net asset values as well as a reduction in the annual commission rate from 9% to 8% of the monthly net asset values which took effect August 1, 1998.

   All trading decisions are currently being made by Welton Investment Corporation ('Welton'), Eclipse Capital Management, Inc. ('Eclipse'), Trendlogic Associates, Inc. ('Trendlogic') and Gaiacorp Ireland Limited ('Gaiacorp'). Management fees are calculated on the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $140,000 for the three months ended March 31, 1999 as compared to the same period in 1998 due to the effect of redemptions on monthly net asset values as well as a reduction in the management fee rate from a 4% annual rate to a 2% rate on the portion of net assets that were reallocated from John W. Henry & Company, Inc. to Welton, Eclipse, Trendlogic and Gaiacorp effective September 1, 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each trading manager. Despite overall Partnership net trading losses during the three months ended March 31, 1999 and 1998, Eclipse generated sufficient trading profits to earn incentive fees of approximately $25,000 during 1999 and Welton generated sufficient trading profits to earn incentive fees of approximately $8,000 during 1998.

   General and administrative expenses decreased by approximately $2,000 for the three months ended March 31, 1999 as compared to the same period in 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph
                           A. Filicetti have been elected by the Board of Directors of the General Partner as directors. In addition, Mr. Filicetti has also been elected by the Board of Directors as President of the General Partner replacing Thomas M. Lane. Mr. Filicetti joined PSI in September 1998 and is the Director of Sales and Marketing for Managed Futures. Ms. Thomas was elected by the Board of Directors of the General Partner as Executive Vice President. Ms. Thomas joined PSI in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer