Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1999-08-13
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 5,600,157      $ 4,870,709
U.S. Treasury bills, at amortized cost                                  17,013,828       19,282,809
Net unrealized gain on open commodity positions                            800,622          587,862
                                                                      -------------     ------------
Total assets                                                           $23,414,607      $24,741,380
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,124,997      $   566,962
Incentive fees payable                                                     101,013           19,484
Options, at market                                                          50,975           10,929
Management fees payable                                                     41,115           44,165
Due to affiliates                                                           40,764           11,263
Accrued expenses                                                            33,338           56,959
                                                                      -------------     ------------
Total liabilities                                                        1,392,202          709,762
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (89,652 and 98,989 units outstanding)                  21,802,078       23,791,274
General partner (906 and 1,000 units outstanding)                          220,327          240,344
                                                                      -------------     ------------
Total partners' capital                                                 22,022,405       24,031,618
                                                                      -------------     ------------
Total liabilities and partners' capital                                $23,414,607      $24,741,380
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    243.19      $    240.34
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six Months                    Three Months
                                                   Ended June 30,                 Ended June 30,
                                             --------------------------     --------------------------
                                                1999           1998            1999           1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $1,042,199     $(1,695,670)    $  443,664     $(1,023,978)
Change in net unrealized gain on open
  commodity positions                           225,214      (2,395,169)       614,853      (1,354,420)
Interest from U.S. Treasury bills               381,734         559,623        185,226         265,112
                                             ----------     -----------     ----------     -----------
                                              1,649,147      (3,531,216)     1,243,743      (2,113,286)
                                             ----------     -----------     ----------     -----------
EXPENSES
Commissions                                     934,049       1,217,740        457,442         574,461
Management fees                                 249,837         503,306        122,887         236,231
Incentive fees                                  125,526           7,756        101,013              --
General and administrative                       81,658          77,759         42,929          37,109
                                             ----------     -----------     ----------     -----------
                                              1,391,070       1,806,561        724,271         847,801
                                             ----------     -----------     ----------     -----------
Net income (loss)                            $  258,077     $(5,337,777)    $  519,472     $(2,961,087)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $  255,496     $(5,284,361)    $  514,277     $(2,931,450)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
General partner                              $    2,581     $   (53,416)    $    5,195     $   (29,637)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $     2.64     $    (44.66)    $     5.46     $    (24.95)
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
Weighted average number of limited
  and general partnership units
  outstanding                                    97,587         119,517         95,184         118,695
                                             ----------     -----------     ----------     -----------
                                             ----------     -----------     ----------     -----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             99,989     $23,791,274     $ 240,344     $24,031,618
Net income                                           --         255,496         2,581         258,077
Redemptions                                      (9,431)     (2,244,692)      (22,598)     (2,267,290)
                                               --------     -----------     ---------     -----------
Partners' capital--June 30, 1999                 90,558     $21,802,078     $ 220,327     $22,022,405
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

   The costs incurred for these services for the six and three months ended June 30, 1999 and 1998 were:

                                                                           For the three months
                                         For the six months ended                  ended
                                                 June 30,                        June 30,
                                        ---------------------------      -------------------------
                                          1999              1998           1999             1998
--------------------------------------------------------------------------------------------------
Commissions                             $934,049         $1,217,740      $457,442         $574,461
General and administrative                35,785             41,385        17,830           20,105
                                        --------         ----------      --------         --------
                                        $969,834         $1,259,125      $475,272         $594,566
                                        --------         ----------      --------         --------
                                        --------         ----------      --------         --------

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to each Advisory Agreement among the Partnership, the General Partner and each trading manager, the General Partner shall automatically terminate a trading manager if the net asset value allocated to the trading manager declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities (except for Welton Investment Corporation for which automatic termination specifically requires a decline of 33 1/3% from the value at the commencement of trading activities; however, the General Partner has other optional rights to terminate Welton Investment Corporation should its trading result in significant declines). Furthermore, the Amended and Restated Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1999, such segregated assets totalled $17,438,162. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $5,750,120 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts are:

                                            1999            1998
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $ 49,415,589    $22,873,426
     Commitments to sell                   6,660,195     34,657,512
Currency Futures and Options
  Contracts:
     Commitments to purchase               5,397,880      5,856,239
     Commitments to sell                  17,228,870      6,186,805
Financial Futures and Options
  Contracts:
     Commitments to purchase              34,566,874     64,800,054
     Commitments to sell                 157,431,763     63,817,191
Other Futures and Options Contracts:
     Commitments to purchase               4,294,601         67,482
     Commitments to sell                   3,138,912      5,956,997

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

   At June 30, 1999 and December 31, 1998, the fair value of open futures, forward and options contracts was:

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  200,717      $   17,834     $  182,195     $    10,003
     Currencies                           144,435          68,218        163,687          80,275
     Other                                214,746           7,574        105,886          31,160
  Foreign exchanges
     Financial                            415,969          86,252        640,142          45,819
     Other                                 90,123         260,840         61,678          98,026
Forward Contracts:
     Currencies                           236,168          60,818        445,954         746,397
Options Contracts:
  Domestic exchanges
     Financial                                 --           4,331             --           2,046
     Currencies                                --          12,525             --           7,150
     Other                                     --          34,119             --           1,733
                                       ----------     -----------     ----------     -----------
                                       $1,302,158      $  552,511     $1,599,542     $ 1,022,609
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following tables present the average fair value of futures, forward and options contracts during the six and three months ended June 30, 1999 and 1998, respectively:

                                                       For the six months ended
                                       ---------------------------------------------------------
                                             June 30, 1999                  June 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  153,231      $   20,986     $  184,131      $   46,846
     Currencies                           241,521          94,602         89,125          22,493
     Other                                145,333          32,375        229,945          75,189
  Foreign exchanges
     Financial                            359,405          70,806        647,819         150,314
     Other                                 60,746         191,260         81,373          58,059
Forward Contracts:
     Currencies                           329,647         240,247        243,663         560,885
Options Contracts:
  Domestic exchanges
     Financial                             10,293          12,046             --          12,836
     Currencies                                --           9,961             --           3,895
     Other                                     --          12,481             --             233
  Foreign exchanges
     Financial                                 --           1,477             --              --
                                       ----------     -----------     ----------     -----------
                                       $1,300,176      $  686,241     $1,476,056      $  930,750
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                             June 30, 1999                  June 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  104,422      $   23,110     $   90,163      $   80,588
     Currencies                           245,208          39,523        139,309          15,209
     Other                                160,618          39,065         52,514         109,873
  Foreign exchanges
     Financial                            274,700          60,398        436,983         131,079
     Other                                 44,796         239,656         31,252          70,747
Forward Contracts:
     Currencies                           277,480         137,185        332,744         444,025
Options Contracts:
  Domestic exchanges
     Financial                             18,013          17,484             --          21,441
     Currencies                                --          12,506             --           1,541
     Other                                     --          21,083             --             408
  Foreign exchanges
     Financial                                 --           2,584             --              --
                                       ----------     -----------     ----------     -----------
                                       $1,125,237      $  592,594     $1,082,965      $  874,911
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1999 and 1998, respectively.

                                        For the six months ended      For the three months ended
                                                June 30,                       June 30,
                                       --------------------------     --------------------------
                                          1999           1998            1999           1998
------------------------------------------------------------------------------------------------
Futures Contracts:
  Domestic exchanges
     Financial                         $  123,343     $  (785,587)    $  169,764     $  (654,219)
     Currencies                           188,741         (53,945)       118,383         (34,727)
     Other                                 35,412      (1,506,132)       (44,090)       (651,882)
  Foreign exchanges
     Financial                            159,498      (1,036,632)       685,146        (772,699)
     Other                               (259,446)          7,532        (85,637)         (6,136)
Forward Contracts:
     Currencies                           907,725        (767,145)       168,861        (290,387)
Options Contracts:
  Domestic exchanges
     Financial                             96,151          51,550         23,966          35,612
     Currencies                            30,768          (2,700)        29,963          (5,750)
     Other                                (21,094)          2,220        (14,154)          1,790
  Foreign exchanges
     Financial                              6,315              --          6,315              --
                                       ----------     -----------     ----------     -----------
                                       $1,267,413     $(4,090,839)    $1,058,517     $(2,378,398)
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

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

   At June 30, 1999, 100% of the Partnership's total net asset value was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 74% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions recorded for the six and three months ended June 30, 1999 were $2,244,692 and $1,113,810, respectively, for the limited partners and $22,598 and $11,187, respectively, for the General Partner, and from commencement of operations, October 6, 1989, through June 30, 1999, totalled $125,166,808 for the limited partners and $1,810,297 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1999 was $243.19, an increase of 1.19% from the December 31, 1998 net asset value per Unit of $240.34.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S.

Federal Reserve's tightening of monetary policy, and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Partnership Performance

   The Partnership recorded profits in the financial sector driven by Japanese government and German long bonds. Throughout the quarter, the Japanese economy appeared to strengthen prompting a bond market rally. U.S. Treasury bond prices declined continuing a trend that had existed for several months. U.S. interest rates rose and bond prices fell during June as strong consumer demand and an improving manufacturing sector caused economic growth to exceed most market expectations. European bonds followed the lead of the U.S. bond markets.

   Currency sector positions led by the Swiss franc captured gains for the Partnership. The Swiss franc fell in value versus the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the U.S. dollar gained strength when the Federal Reserve increased U.S. interest rates by .25%.

   Partnership gains were also attributable to the index sector. In the first week of January, the Nikkei Dow recorded a low near 13050 and preceded to accelerate up to the 18455 mark within the last two weeks of June. Capital flows out of the U.S. market and into the Asian region helped to drive the Nikkei Dow's upward move under the perception that Asian economies have formed a base from which to improve.

   Losses were incurred in the metal sector from positions in zinc, copper, and silver. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus. Silver experienced extreme volatility throughout the second quarter, and failed to recognize a trend.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $178,000 and $80,000, respectively, for the six and three months ended June 30, 1999 compared to the same periods in 1998. These declines in interest income were the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills as a result of redemptions.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $284,000 and $117,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 principally due to the effect of redemptions on the monthly net asset values as well as a reduction in the annual commission rate from 8.5% to 8% of the monthly net asset values which took effect August 1, 1998.

   All trading decisions are currently being made by Welton Investment Corporation ('Welton'), Eclipse Capital Management, Inc. ('Eclipse'), Trendlogic Associates, Inc. ('Trendlogic') and Gaiacorp Ireland Limited ('Gaiacorp'). Management fees are calculated on the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $253,000 and $113,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 due to the effect of redemptions on monthly net asset values as well as a reduction in the management fee rate from a 4% annual rate to a 2% rate on the portion of net assets that were reallocated from John W. Henry & Company, Inc. to Welton, Eclipse, Trendlogic and Gaiacorp effective September 1, 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each trading manager. Eclipse generated sufficient trading profits to earn incentive fees of approximately $126,000 and $101,000 during the six and three months ended June 30, 1999 and Welton generated sufficient trading profits to earn incentive fees of approximately $8,000 during the six month period ended June 30, 1998, despite overall Partnership net trading losses during the 1998 period.

   General and administrative expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These expenses increased by approximately $4,000 and $6,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 as additional costs resulted from the increase in the number of trading managers effective September 1, 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer