Form 10-Q
period 1999-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 1999-11-15
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,794,134      $ 4,870,709
U.S. Treasury bills, at amortized cost                                  16,977,172       19,282,809
Net unrealized gain on open commodity positions                             61,227          596,291
                                                                      -------------     ------------
Total assets                                                           $21,832,533      $24,749,809
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   928,237      $   566,962
Net premium on options                                                      66,057           19,358
Incentive fees payable                                                      54,589           19,484
Accrued expenses                                                            42,212           56,959
Management fees payable                                                     38,093           44,165
Due to affiliates                                                           28,460           11,263
                                                                      -------------     ------------
Total liabilities                                                        1,157,648          718,191
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (85,800 and 98,989 units outstanding)                  20,468,055       23,791,274
General partner (867 and 1,000 units outstanding)                          206,830          240,344
                                                                      -------------     ------------
Total partners' capital                                                 20,674,885       24,031,618
                                                                      -------------     ------------
Total liabilities and partners' capital                                $21,832,533      $24,749,809
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    238.56      $    240.34
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Nine Months                   Three Months
                                                  Ended September 30,           Ended September 30,
                                               --------------------------     ------------------------
                                                  1999           1998           1999           1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions    $1,827,008     $   197,002     $ 784,809     $1,892,672
Change in net unrealized gain on open
  commodity positions                            (535,064)       (164,101)     (760,278)     2,231,068
Interest from U.S. Treasury bills                 577,625         787,466       195,891        227,843
                                               ----------     -----------     ---------     ----------
                                                1,869,569         820,367       220,422      4,351,583
                                               ----------     -----------     ---------     ----------
EXPENSES
Commissions                                     1,368,779       1,703,654       434,730        485,914
Management fees                                   364,240         696,972       114,403        193,666
Incentive fees                                    180,115         103,710        54,589         95,954
General and administrative                        117,641         115,376        35,983         37,617
                                               ----------     -----------     ---------     ----------
                                                2,030,775       2,619,712       639,705        813,151
                                               ----------     -----------     ---------     ----------
Net income (loss)                              $ (161,206)    $(1,799,345)    $(419,283)    $3,538,432
                                               ----------     -----------     ---------     ----------
                                               ----------     -----------     ---------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                               $ (159,594)    $(1,781,376)    $(415,090)    $3,502,985
                                               ----------     -----------     ---------     ----------
                                               ----------     -----------     ---------     ----------
General partner                                $   (1,612)    $   (17,969)    $  (4,193)    $   35,447
                                               ----------     -----------     ---------     ----------
                                               ----------     -----------     ---------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit         $    (1.69)    $    (15.57)    $   (4.63)    $    32.85
                                               ----------     -----------     ---------     ----------
                                               ----------     -----------     ---------     ----------
Weighted average number of limited
  and general partnership units outstanding        95,244         115,581        90,558        107,709
                                               ----------     -----------     ---------     ----------
                                               ----------     -----------     ---------     ----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             99,989     $23,791,274     $ 240,344     $24,031,618
Net loss                                          --           (159,594)       (1,612)       (161,206)
Redemptions                                     (13,322)     (3,163,625)      (31,902)     (3,195,527)
                                               --------     -----------     ---------     -----------
Partners' capital--September 30, 1999            86,667     $20,468,055     $ 206,830     $20,674,885
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

   Certain balances from 1998 have been reclassified to conform with the current financial statement presentation.

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

   The costs incurred for these services for the nine and three months ended September 30, 1999 and 1998 were:

                                                                             For the three months
                                          For the nine months ended                  ended
                                                September 30,                    September 30,
                                        -----------------------------      -------------------------
                                           1999               1998           1999             1998
----------------------------------------------------------------------------------------------------
Commissions                             $1,368,779         $1,703,654      $434,730         $485,914
General and administrative                  50,847             57,233        15,062           15,848
                                        ----------         ----------      --------         --------
                                        $1,419,626         $1,760,887      $449,792         $501,762
                                        ----------         ----------      --------         --------
                                        ----------         ----------      --------         --------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1999, such segregated assets totalled $17,024,378. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,928,333 at September 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1999, the Partnership's open futures, forward and options contracts mature within one year.

   At September 30, 1999 and December 31, 1998, gross contract amounts of open futures, forward and options contracts are:

                                            1999            1998
                                        ------------    ------------
Currency Forward Contracts:
     Commitments to purchase            $ 26,287,435    $22,873,426
     Commitments to sell                  11,144,068     34,657,512
Currency Futures and Options
  Contracts:
     Commitments to purchase               9,759,977      5,856,239
     Commitments to sell                   7,975,538      6,186,805
Financial Futures and Options
  Contracts:
     Commitments to purchase              11,972,787     64,800,054
     Commitments to sell                 119,456,177     63,817,191
Other Futures and Options Contracts:
     Commitments to purchase               6,904,930         67,482
     Commitments to sell                     550,041      5,956,997

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

   At September 30, 1999 and December 31, 1998, the fair value of open futures, forward and options contracts was:

                                                 1999                          1998
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 25,880      $   23,517     $  182,195     $    10,003
     Currencies                         154,906         133,445        163,687          80,275
     Other                              131,630          17,074        105,886          31,160
  Foreign exchanges
     Financial                          125,319          63,791        640,142          45,819
     Other                              150,842         117,076         61,678          98,026
Forward Contracts:
     Currencies                         123,421         309,656        445,954         746,397
Options Contracts:
  Domestic exchanges
     Financial                            --              1,300         --               2,046
     Currencies                           --             20,550         --               7,150
     Other                                --             30,419         --               1,733
                                       --------     -----------     ----------     -----------
                                       $711,998      $  716,828     $1,599,542     $ 1,022,609
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following tables present the average fair value of futures, forward and options contracts during the nine and three months ended September 30, 1999 and 1998, respectively:

                                                       For the nine months ended
                                       ---------------------------------------------------------
                                           September 30, 1999             September 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  132,011      $   26,005     $  198,912     $    44,454
     Currencies                           253,285          88,137        107,239          29,058
     Other                                141,043          28,354        188,854          58,964
  Foreign exchanges
     Financial                            316,081          71,891        646,542         123,082
     Other                                 92,714         172,555         62,905          71,429
Forward Contracts:
     Currencies                           285,077         264,905        191,462         671,135
Options Contracts:
  Domestic exchanges
     Financial                              7,205          10,424         --              19,832
     Currencies                            --              13,720         --               4,101
     Other                                 --              15,460         --               3,795
  Foreign exchanges
     Financial                             --               1,897         --                  90
                                       ----------     -----------     ----------     -----------
                                       $1,227,416      $  693,348     $1,395,914     $ 1,025,940
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                           September 30, 1999             September 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  112,053      $   32,746     $  239,717     $    49,116
     Currencies                           246,660          71,843        125,264          37,123
     Other                                151,960          16,123         72,664          61,419
  Foreign exchanges
     Financial                            265,235          77,380        611,072         127,501
     Other                                148,011         161,891         23,566          90,669
Forward Contracts:
     Currencies                           194,852         257,036         52,244         951,198
Options Contracts:
  Domestic exchanges
     Financial                             --               6,064         --              37,115
     Currencies                            --              20,000         --               4,494
     Other                                 --              25,337         --               9,199
  Foreign exchanges
     Financial                             --               2,157         --                 224
                                       ----------     -----------     ----------     -----------
                                       $1,118,771      $  670,577     $1,124,527     $ 1,368,058
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

      The following table presents the trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1999 and 1998, respectively.

                                          For the nine months           For the three months
                                                 ended                         ended
                                             September 30,                 September 30,
                                       --------------------------     ------------------------
                                          1999           1998           1999           1998
----------------------------------------------------------------------------------------------
Futures Contracts:
  Domestic exchanges
     Financial                         $ (127,464)    $   771,584     $(250,807)    $1,557,171
     Currencies                           257,341          48,492        68,600        102,437
     Other                                360,496      (1,228,397)      325,084        277,735
  Foreign exchanges
     Financial                           (261,598)      1,817,661      (421,096)     2,854,293
     Other                                (30,781)       (114,447)      228,665       (121,979)
Forward Contracts:
     Currencies                         1,011,956      (1,274,439)      104,231       (507,294)
Options Contracts:
  Domestic exchanges
     Financial                             84,286           7,427       (11,865)       (44,123)
     Currencies                           (20,020)         (3,975)      (50,788)        (1,275)
     Other                                  2,026           7,844        23,120          5,624
  Foreign exchanges
     Financial                             15,702           1,151         9,387          1,151
                                       ----------     -----------     ---------     ----------
                                       $1,291,944     $    32,901     $  24,531     $4,123,740
                                       ----------     -----------     ---------     ----------
                                       ----------     -----------     ---------     ----------

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

   At September 30, 1999, 100% of the Partnership's total net asset value was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 79% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 1999 were $3,163,625 and $918,933, respectively, for the limited partners and $31,902 and $9,304, respectively, for the General Partner, and from commencement of operations, October 6, 1989, through September 30, 1999, totalled $126,085,741 for the limited partners and $1,819,601 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 1999 was $238.56, a decrease of .74% from the December 31, 1998 net asset value per Unit of $240.34 and a decrease of 1.90% from the June 30, 1999 net asset value per Unit of $243.19.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European Central banks would limit sales and retain higher gold reserves.

Quarterly Partnership Performance

   The Partnership experienced losses in the index sector due to positions in the S&P 500 and Hang Seng (Hong Kong) indices. Global stock markets followed the lead of the U.S. stock and bond markets. With investors speculating higher interest rates throughout the world, coupled with fears of inflation, global stock markets moved sideways to downward during the third quarter.

   Financial sector positions also incurred losses as foreign markets experienced bearish trends when economic data showed accelerating consumer demand raising the risk of tighter monetary policy. In Japan, long-term interest rates rose during the first half of the quarter on concerns that more government bonds may be issued to finance the bailout of weaker Japanese banks. Short positions in Japanese government bonds resulted in losses as the trend in bond prices suddenly reversed when the Japanese yen strengthened against the U.S. dollar. The stronger yen led to large purchases of Japanese securities by non-Japanese investors. Additionally, Australian interest rate markets were particularly choppy, rallying on fears of stock market weakness early in September and reversing themselves near quarter end due to stronger U.S. economic news. Positions in the Australian 10-year bond recorded losses.

   Gains accumulated in the currency sector, particularly from Japanese yen positions. The yen has continued to appreciate even in light of threats of intervention by the Bank of Japan. Spurred by higher growth expectations and a strong stock market, the yen reached levels in August not seen since the last big rally in 1996.

   Energy sector prices, mainly crude oil products, continued their upward move as threat of a Venezuelan oil workers strike raised concerns about a disruption in production. The markets were also supported by expectations of strong winter demand in heating oil, acceptable levels of compliance with the OPEC production quotas, and statements indicating that the current production pact would last until March. Consequently, the Partnership experienced profits in long heating and light crude oil and unleaded gas positions.

   Profits in the metal sector were derived from long gold and aluminum positions. Gold prices rose following an auction by the Bank of England which yielded higher-than-expected prices. The market later surged following a joint announcement by 15 European central banks that they would not sell or lease any reserves, other than those previously designated for sale, for a period of five years. This announcement removed a tremendous amount of supply uncertainty from the market and allowed producer demand to send prices higher.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $210,000 and $32,000, respectively, for the nine and three months ended September 30, 1999 compared to the same periods in 1998. These declines in interest income were the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills as a result of redemptions.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $335,000 and $51,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 principally due to the effect of redemptions on the monthly net asset values as well as a reduction in the annual commission rate from 8.5% to 8% of the monthly net asset values which took effect August 1, 1998.

   All trading decisions are currently being made by Welton Investment Corporation ('Welton'), Eclipse Capital Management, Inc. ('Eclipse'), Trendlogic Associates, Inc. ('Trendlogic') and Gaiacorp Ireland
Lim-
ited ('Gaiacorp'). Management fees are calculated on the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $333,000 and $79,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 due to the effect of redemptions on the monthly net asset values as well as a reduction in the management fee rate from a 4% annual rate to a 2% rate on the portion of net assets that were reallocated from John W. Henry & Company, Inc. to Welton, Eclipse, Trendlogic and Gaiacorp effective September 1, 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each trading manager. Despite overall Partnership trading losses, Eclipse generated sufficient trading profits to earn incentive fees of approximately $180,000 and $55,000 during the nine and three months ended September 30, 1999 and Welton, Gaiacorp and Trendlogic each generated sufficient trading profits during the nine months ended September 30, 1998 to earn incentive fees of approximately $41,000, $10,000 and $53,000, respectively. With the exception of Welton, who earned incentive fees of approximately $8,000 during the three months ended March 31, 1998, all 1998 incentive fees were earned during the three months ended September 30, 1998.

   General and administrative expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These expenses were relatively stable during the 1999 and 1998 nine and three month periods.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 15, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer