Form 10-K
period 1999-12-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2000-03-30
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-18418

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                        13-3533120
------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York          10292
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                    None
----------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
---------------------------------------------------------------------------
                               (Title of class)

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

   Agreement of Limited Partnership of the Registrant, dated June 8, 1989, included as part of the Registration Statement on Form S-1 (File No. 33-29039) filed with the Securities and Exchange Commission on June 9, 1989 pursuant to Rule 424(b) of the Securities Act of 1933, and amended and restated as of July 21, 1989, is incorporated by reference into Part IV of this Annual Report on Form 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 8 through 10.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................   3
Item  2    Properties.......................................................................   3
Item  3    Legal Proceedings................................................................   3
Item  4    Submission of Matters to a Vote of Limited Partners..............................   3

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............   4
Item  6    Selected Financial Data..........................................................   4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................   4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................   4
Item  8    Financial Statements and Supplementary Data......................................   4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................   4

PART III
Item 10    Directors and Executive Officers of the Registrant...............................   5
Item 11    Executive Compensation...........................................................   6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................   6
Item 13    Certain Relationships and Related Transactions...................................   7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................   8
           Financial Statements and Financial Statement Schedules...........................   8
           Exhibits.........................................................................   8
           Reports on Form 8-K..............................................................   10

SIGNATURES..................................................................................   11

                                     PART I

Item 1. Business

General

   Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Registrant'), a Delaware limited partnership, was formed on June 8, 1989 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the 'Partnership Agreement'). The Registrant was formed to engage primarily in the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. Physical commodities also may be traded from time to time. On October 6, 1989, the Registrant completed its offering having raised $101,010,000 from the sale of 1,000,000 units of limited partnership interest and 10,100 units of general partnership interest (collectively, 'Units') which resulted in net proceeds to the Registrant of $99,010,000. The Registrant's fiscal year for book and tax purposes ends on December 31.

   All trading decisions for the Registrant are currently being made by Welton Investment Corporation, Eclipse Capital Management, Inc., Gaiacorp Ireland Limited and Trendlogic Associates, Inc., independent commodity trading managers (collectively, the 'Trading Managers'). The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner and its Affiliates

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1999 ('Registrant's 1999 Annual Report') which is filed as an exhibit hereto.

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

   As of March 21, 2000, there were 978 holders of record owning 82,564 Units, including 826 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

                                                         Year ended December 31,
                                 ------------------------------------------------------------------------
                                     1999           1998           1997           1996           1995
                                 ------------   ------------   ------------   ------------   ------------
Total revenue (including
  interest)                      $ 1,490,997    $   654,083    $ 7,625,240    $ 9,760,109    $12,616,571
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss)                $(1,077,632)   $(2,564,349)   $ 3,308,428    $ 5,247,292    $ 8,086,514
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss) per weighted
  average Unit                   $    (11.57)   $    (22.84)   $     25.75    $     35.04    $     44.84
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Total assets                     $19,954,668    $25,030,894    $32,378,581    $33,622,033    $33,183,388
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net asset value per Unit         $    227.98    $    240.34    $    259.66    $    233.09    $    195.71
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

   Name                                      Position
----------------------------    -----------------------------------------
Joseph A. Filicetti             President and Director
Eleanor L. Thomas               Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
Alan J. Brody                   Director
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   JOSEPH A. FILICETTI, age 37, is the President and a Director of Prudential Securities Futures Management Inc. He had been a Vice President of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Prudential Securities Futures Management Inc. and became an Executive Vice President and a Director of Seaport Futures Management, Inc. Mr. Filicetti is also a Vice President of PSI and the Director of Sales and Marketing for its managed futures department. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from September 1996 through September 1998, and was with Merrill Lynch as a market maker trading bonds from July 1992 to August 1996.

   ELEANOR L. THOMAS, age 45, is the Executive Vice President and a Director of Prudential Securities Futures Management Inc. and is the President and a Director of Seaport Futures Management, Inc. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures department within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Anderson & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 51, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 36, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   ALAN J. BRODY, age 48, is a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. Mr. Brody has been a Senior Vice President and Director of International Sales and Marketing for PSI since 1996. Based in London, Mr. Brody is currently responsible for the marketing and sales of all PSI products and services to international clientele throughout the firm's global branch system. Additionally, Mr. Brody has overall responsibility for the managed futures department within PSI. Prior to joining PSI, Mr. Brody was an Executive Director and Senior Vice President with Lehman Brothers' Financial Services Division in London and President of Lehman Brothers Futures Asset Management Corp. from 1990 to 1996. Prior to joining Lehman Brothers, Mr. Brody served as President and Chief Executive Officer of Commodity Exchange, Inc. from 1980 to 1989. Earlier in his career, Mr. Brody was associated with the law firm of Baer Marks & Upham from 1977 to 1980.

   A. LAURENCE NORTON, JR., age 61, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the International and Futures Divisions of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 53, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 41, is a Director and a Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and a Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected as directors of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. In addition, Mr. Filicetti was elected as President of Prudential Securities Futures Management Inc. replacing Thomas M. Lane, Jr. and Ms. Thomas was elected as the Executive Vice President of Prudential Securities Futures Management Inc. Additionally, Alan J. Brody was elected as a Director of Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. during May 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 21, 2000, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 21, 2000, no partner beneficially owns more than five percent (5%) of the limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1999 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                             Page in
                                                                                          Annual Report
(a)    1.     Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 1999 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                 2

              Financial Statements:

              Statements of Financial Condition--December 31, 1999 and 1998                     3

              Statements of Operations--Three years ended December 31, 1999                     4

              Statements of Changes in Partners' Capital--Three years ended December
              31, 1999                                                                          4

              Notes to Financial Statements                                                     5

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

       13.1   Registrant's 1999 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1999 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: March 30, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

    By: /s/ Joseph A. Filicetti                   Date: March 30, 2000
    -----------------------------------------
    Joseph A. Filicetti
    President and Director

    By: /s/ Eleanor L. Thomas                     Date: March 30, 2000
    -----------------------------------------
    Eleanor L. Thomas
    Executive Vice President and Director

    By: /s/ Barbara J. Brooks                     Date: March 30, 2000
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 30, 2000
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ Alan J. Brody                         Date: March 30, 2000
    -----------------------------------------
    Alan J. Brody
    Director

    By:                                           Date:
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 30, 2000
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director