Form 10-Q
period 2000-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2000-05-12
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 4,104,230      $ 4,573,677
U.S. Treasury bills, at amortized cost                                  13,700,003       14,715,473
Net unrealized gain on open futures and options contracts                  487,102          582,280
Net premium paid on options                                                     --           83,238
                                                                      -------------     ------------
Total assets                                                           $18,291,335      $19,954,668
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 2,075,563      $   935,402
Net unrealized loss on open forward contracts                              168,712           59,834
Accrued expenses payable                                                    46,025           60,689
Management fees payable                                                     31,872           34,924
Due to affiliates                                                           26,812           40,762
Net premium received on options                                             11,303               --
                                                                      -------------     ------------
Total liabilities                                                        2,360,287        1,131,611
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (72,316 and 81,738 units outstanding)                  15,771,620       18,634,742
General partner (731 and 826 units outstanding)                            159,428          188,315
                                                                      -------------     ------------
Total partners' capital                                                 15,931,048       18,823,057
                                                                      -------------     ------------
Total liabilities and partners' capital                                $18,291,335      $19,954,668
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    218.09      $    227.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       2

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months
                                                                               Ended March 31,
                                                                          -------------------------
                                                                            2000           1999
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $(290,396)    $   598,535
Change in net unrealized gain/loss on open commodity positions             (204,056)       (389,639)
Interest from U.S. Treasury bills                                           181,473         196,508
                                                                          ---------     -----------
                                                                           (312,979)        405,404
                                                                          ---------     -----------
EXPENSES
Commissions                                                                 372,819         476,607
Management fees                                                              97,265         126,950
Incentive fees                                                                   --          24,513
General and administrative                                                   33,383          38,729
                                                                          ---------     -----------
                                                                            503,467         666,799
                                                                          ---------     -----------
Net loss                                                                  $(816,446)    $  (261,395)
                                                                          ---------     -----------
                                                                          ---------     -----------
ALLOCATION OF NET LOSS
Limited partners                                                          $(808,278)    $  (258,781)
                                                                          ---------     -----------
                                                                          ---------     -----------
General partner                                                           $  (8,168)    $    (2,614)
                                                                          ---------     -----------
                                                                          ---------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit                                    $   (9.89)    $     (2.61)
                                                                          ---------     -----------
                                                                          ---------     -----------
Weighted average number of limited
  and general partnership units outstanding                                  82,564          99,989
                                                                          ---------     -----------
                                                                          ---------     -----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999             82,564     $18,634,742     $ 188,315     $18,823,057
Net loss                                             --        (808,278)       (8,168)       (816,446)
Redemptions                                      (9,517)     (2,054,844)      (20,719)     (2,075,563)
                                               --------     -----------     ---------     -----------
Partners' capital--March 31, 2000                73,047     $15,771,620     $ 159,428     $15,931,048
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

B. Related Parties

   The General Partner of the Partnership is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services.

   The costs incurred for these services for the three months ended March 31, 2000 and 1999 were:

                                                    2000         1999
-----------------------------------------------------------------------
Commissions                                       $372,819     $476,607
General and administrative                          17,319       17,955
                                                  --------     --------
                                                  $390,138     $494,562
                                                  --------     --------
                                                  --------     --------

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

C. Derivative Instruments and Associated Risks

   The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership's investment activities (credit risk).

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership's net assets being traded, significantly exceeds the Partnership's future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

   Trading in options involves the payment or receipt of a premium and the corresponding right or obligation, as the case may be, to either purchase or sell the underlying commodity for a specified price during a limited period of time. Purchasing options involves the risk that the underlying commodity does not change price as expected, so that the option expires worthless and the premium is lost. On the other hand, selling options involves unlimited risk because the Partnership is exposed to the potentially unlimited price movement in the underlying commodity.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit risk

   When entering into futures, forward and options contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures and options contracts traded in the United States and on most foreign futures and options exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Partnership's contracts is the net unrealized gain (plus premiums paid on options) included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to each Advisory Agreement among the Partnership, the General Partner and each trading manager, the General Partner shall automatically terminate a trading manager if the net asset value allocated to the trading manager declines by 33 1/3% since the commencement of its trading activities or from the value at the beginning of any year (except for Welton Investment Corporation for which automatic termination relates only to a decline from the commencement of trading activities). Furthermore, the Amended and Restated Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $14,734,470. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,545,562 at March 31, 2000. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, the Partnership's open futures, forward and options contracts mature within one year.

   At March 31, 2000 and December 31, 1999, the fair value of open futures, forward and options contracts was:

                                                 2000                          1999
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $117,246      $      412     $   78,005     $        --
     Stock indices                       67,639          17,425         75,245           5,420
     Currencies                         289,672          22,193         76,089          30,830
     Commodities                         45,549          59,613         52,327          24,170
  Foreign exchanges
     Interest rates                     186,185          54,440        116,588           1,038
     Stock indicies                      20,418          63,648         81,199           1,899
     Commodities                         75,866          84,874        168,686          26,889
Forward Contracts:
     Currencies                         165,158         333,870         14,912          74,746
Options Contracts:
  Domestic exchanges
     Interest rates                          --             953             --              --
     Stock indicies                          --           9,625         95,700              --
     Currencies                              --           7,388             --              --
     Commodities                             15           6,220         13,050           1,125
                                       --------     -----------     ----------     -----------
                                       $967,748      $  660,661     $  771,801     $   166,117
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

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

   At March 31, 2000, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 2000 were $2,054,844 and $20,719, respectively, and from commencement of operations, October 6, 1989, through March 31, 2000, totalled $129,066,640 and $1,849,667, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 2000 was $218.09, a decrease of 4.34% from the December 31, 1999 net asset value per Unit of $227.98.

   The Partnership had gross trading gains/(losses) of approximately $(494,000) during the three months ended March 31, 2000 compared to $209,000 for the corresponding period in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low against the U.S. dollar at .9500 in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (+): Japanese yen gained on the U.S. dollar and most other currencies during the first quarter. Long yen positions against the U.S. dollar, euro and British pound resulted in gains.

   Interest rates (-): Global bond yields generally declined while inflationary pressure continued to build and economies improved. The bond market rally led to losses for short 30-year U.S. Treasury and Japanese government bond positions throughout the quarter.

   Metals (-): Losses in the metal sector resulted from short zinc positions during a market rally and short exposure to gold as prices reversed upward in February.

   Stock indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities resulting in losses for S&P 500 and Nikkei (Japan) stock index positions.

   Energies (+): The energy markets significantly contributed to quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Short positions in heating and crude oil resulted in gains.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $15,000 for the three months ended March 31, 2000 compared to the same period in 1999. The decline in interest income was the result of fewer funds being invested in U.S. Treasury bills principally due to weak trading performance since October 1999 and redemptions. The decline was partially offset by the impact of higher interest rates during the three months ended March 31, 2000 versus the corresponding period in 1999.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $104,000 for the three months ended March 31, 2000 as compared to the same period in 1999 principally due to the effect of weak trading performance since October 1999 and redemptions on the monthly net asset values.

   All trading decisions are currently being made by Welton Investment Corporation, Eclipse Capital Management, Inc. ('Eclipse'), Trendlogic Associates, Inc. and Gaiacorp Ireland Limited. Management fees are calculated on the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $30,000 for the three months ended March 31, 2000 as compared to the same period in 1999 due to fluctuations in monthly net asset values as described in the discussion on commissions above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each trading manager. Despite overall Partnership net trading losses during the three months ended March 31, 1999, Eclipse generated sufficient trading profits to earn incentive fees of approximately $25,000. No incentive fees were incurred by the Partnership during the three months ended March 31, 2000.

   General and administrative expenses decreased by approximately $5,000 for the three months ended March 31, 2000 as compared to the same period in 1999. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer