Form 10-Q
period 2000-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2000-08-14
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 3,365,515      $ 4,573,677
Net unrealized (loss) gain on open futures and options contracts           (61,005)         582,280
U.S. Treasury bills, at amortized cost                                  11,745,727       14,715,473
Net premiums paid on options                                                    --           83,238
                                                                      -------------     ------------
Total assets                                                           $15,050,237      $19,954,668
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,195,853      $   935,402
Net unrealized loss on open forward contracts                               86,275           59,834
Due to affiliates                                                           40,247           40,762
Accrued expenses payable                                                    32,864           60,689
Premiums received on options                                                28,996               --
Management fees payable                                                     26,111           34,924
                                                                      -------------     ------------
Total liabilities                                                        1,410,346        1,131,611
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (66,487 and 81,738 units outstanding)                  13,503,405       18,634,742
General partner (672 and 826 units outstanding)                            136,486          188,315
                                                                      -------------     ------------
Total partners' capital                                                 13,639,891       18,823,057
                                                                      -------------     ------------
Total liabilities and partners' capital                                $15,050,237      $19,954,668
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    203.10      $    227.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Six Months                     Three Months
                                                  Ended June 30,                  Ended June 30,
                                            ---------------------------     ---------------------------
                                               2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $  (655,387)    $ 1,042,199     $  (364,991)    $   443,664
Change in net unrealized gain/loss on
  open commodity positions                     (669,726)        225,214        (465,670)        614,853
Interest from U.S. Treasury bills               349,112         381,734         167,639         185,226
                                            -----------     -----------     -----------     -----------
                                               (976,001)      1,649,147        (663,022)      1,243,743
                                            -----------     -----------     -----------     -----------
EXPENSES
Commissions                                     688,877         934,049         316,058         457,442
Management fees                                 178,760         249,837          81,495         122,887
Incentive fees                                       --         125,526              --         101,013
General and administrative                       68,112          81,658          34,729          42,929
                                            -----------     -----------     -----------     -----------
                                                935,749       1,391,070         432,282         724,271
                                            -----------     -----------     -----------     -----------
Net income (loss)                           $(1,911,750)    $   258,077     $(1,095,304)    $   519,472
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                            $(1,892,623)    $   255,496     $(1,084,345)    $   514,277
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $   (19,127)    $     2,581     $   (10,959)    $     5,195
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit      $    (24.57)    $      2.64     $    (14.99)    $      5.46
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of limited
  and general partnership units
  outstanding                                    77,806          97,587          73,047          95,184
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999             82,564     $18,634,742     $ 188,315     $18,823,057
Net loss                                             --      (1,892,623)      (19,127)     (1,911,750)
Redemptions                                     (15,405)     (3,238,714)      (32,702)     (3,271,416)
                                               --------     -----------     ---------     -----------
Partners' capital--June 30, 2000                 67,159     $13,503,405     $ 136,486     $13,639,891
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The General Partner is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'). The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services.

   The costs incurred for these services for the six and three months ended June 30, 2000 and 1999 were:

                                                                           For the three months
                                         For the six months ended                  ended
                                                 June 30,                        June 30,
                                        ---------------------------      -------------------------
                                          2000              1999           2000             1999
                                        ----------------------------------------------------------
Commissions                             $688,877         $  934,049      $316,058         $457,442
General and administrative                35,054             35,785        17,735           17,830
                                        --------         ----------      --------         --------
                                        $723,931         $  969,834      $333,793         $475,272
                                        --------         ----------      --------         --------
                                        --------         ----------      --------         --------

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.

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

Credit risk

   When entering into futures, forward and options contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures and options contracts traded in the United States and on most foreign futures and options exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain (plus premiums paid on options) included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to each Advisory Agreement among the Partnership, the General Partner and each trading manager, the General Partner shall automatically terminate a trading manager if the net asset value allocated to the trading manager declines by 33 1/3% since the commencement of its trading activities or from the value at the beginning of any year (except for Welton Investment Corporation for which automatic termination relates only to a decline from the commencement of trading activities). Furthermore, the Amended and Restated Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission

('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $12,921,841. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,099,400 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, the Partnership's open futures, forward and options contracts mature within one year.

   At June 30, 2000 and December 31, 1999, the fair value of open futures, forward and options contracts was:

                                                  2000                           1999
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $   34,612      $    7,263     $   78,005     $        --
     Stock indices                            640          11,544         75,245           5,420
     Currencies                            12,922          58,821         76,089          30,830
     Commodities                           79,917           2,030         52,327          24,170
  Foreign exchanges
     Interest rates                        13,873          33,172        116,588           1,038
     Stock indices                         29,150          18,934         81,199           1,899
     Commodities                            9,863         123,330        168,686          26,889
Forward Contracts:
     Currencies                            36,804         123,079         14,912          74,746
Options Contracts:
  Domestic exchanges
     Interest rates                            --           2,394             --              --
     Stock indices                             --           4,925         95,700              --
     Currencies                                --           5,088             --              --
     Commodities                               --           3,477         13,050           1,125
                                       ----------     -----------     ----------     -----------
                                       $  217,781      $  394,057     $  771,801     $   166,117
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

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

   At June 30, 2000, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 79% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.p]The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

   Redemptions recorded for the six and three months ended June 30, 2000 were and $3,238,714 and $1,183,870, respectively, for the limited partners and $32,702 and $11,983, respectively, for the general partner, and from commencement of operations, October 6, 1989, through June 30, 2000, totalled $130,250,510 for the limited partners and $1,861,650 for the general partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 2000 was $203.10, a decrease of 10.91% from the December 31, 1999 net asset value per Unit of $227.98 and a decrease of 6.87% from the March 31, 2000 net asset value per Unit of $218.09.

   The Partnership had gross trading gains/(losses) of approximately $(1,325,000) and $(831,000) during the six and three months ended June 30, 2000, respectively, compared to $1,267,000 and $1,059,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currency (-): Shifting expectations about the timing of tightening monetary policy by the Bank of Japan reversed the direction of the yen downward, resulting in losses for long yen positions. The Swiss franc fell to new eleven-year lows against the U.S. dollar, resulting in losses in Swiss franc/U.S. dollar cross-rates. The Swiss franc continues to be plagued by the euro's poor price action as the market remains disappointed over the lack of central bank support for the euro.

   Financial (-): Short 30-year U.S. bond positions lost value as bond prices rallied following a higher than expected unemployment number in May and lack of action by the U.S. Federal Reserve at its meeting in June. Losses in long 10-year euro bond positions were due, in part, to actions taken by the European Central Bank to raise short-term rates in April and June.

   Metal (-): Short copper and gold positions incurred losses as metal prices rose due to a weakening U.S. economy.

   Index (-): The second quarter brought a reversal to some trends in the global equity markets. A strong U.S. economy started showing signs of slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in losses in FTSE, S&P, and Nikkei Dow positions.

   Energy (+): Long heating and crude oil positions resulted in gains for the Partnership as increased demand drove oil prices upward.

   Interest income is earned on the Partnership's investments in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $33,000 and $18,000, respectively, for the six and three months ended June 30, 2000 compared to the same periods in 1999. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to weak trading performance since October 1999 and redemptions. These declines were partially offset by the impact of higher interest rates during the six and three months ended June 30, 2000 versus the corresponding periods in 1999.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $245,000 and $141,000 for the six and three months ended June 30, 2000 as compared to the same periods in 1999 principally due to the effect of weak trading performance since October 1999 and redemptions on the monthly net asset values.

   All trading decisions are currently being made by Welton Investment Corporation, Eclipse Capital Management, Inc. ('Eclipse'), Trendlogic Associates, Inc. and Gaiacorp Ireland Limited. Management fees are calculated on the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $71,000 and $41,000 for the six and three months ended June 30, 2000 as compared to the same periods in 1999 due to fluctuations in monthly net asset values as described in the discussion on commissions above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each trading manager. Eclipse generated sufficient trading profits to earn incentive fees of approximately $126,000 and $101,000 during the six and three months ended June 30, 1999. No incentive fees were incurred by the Partnership during the six and three months ended June 30, 2000.

   General and administrative expenses decreased by approximately $14,000 and $8,000 for the six and three months ended June 30, 2000 as compared to the same periods in 1999. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- Effective July 2000, Joseph A. Filicetti resigned as
                           President and as a Director of Prudential Securities Futures Management Inc.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer