Form 10-Q
period 2000-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2000-11-13
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 3,358,441      $ 4,573,677
Net unrealized gain (loss) on open futures and options contracts          (248,933)         582,280
U.S. Treasury bills, at amortized cost                                   9,733,817       14,715,473
Net premiums paid on options                                                    --           83,238
                                                                      -------------     ------------
Total assets                                                           $12,843,325      $19,954,668
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   678,976      $   935,402
Net unrealized loss on open forward contracts                               80,888           59,834
Due to affiliates                                                           56,018           40,762
Accrued expenses payable                                                    45,316           60,689
Management fees payable                                                     22,124           34,924
Premiums received on options                                                10,845               --
                                                                      -------------     ------------
Total liabilities                                                          894,167        1,131,611
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (62,912 and 81,738 units outstanding)                  11,829,568       18,634,742
General partner (636 and 826 units outstanding)                            119,590          188,315
                                                                      -------------     ------------
Total partners' capital                                                 11,949,158       18,823,057
                                                                      -------------     ------------
Total liabilities and partners' capital                                $12,843,325      $19,954,668
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    188.03      $    227.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine Months                    Three Months
                                                Ended September 30,            Ended September 30,
                                             --------------------------     --------------------------
                                                2000            1999           2000            1999
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $(1,262,870)    $1,827,008     $  (620,817)    $  784,809
Change in net unrealized gain/loss on
  open commodity positions                      (852,267)      (535,064)       (169,207)      (760,278)
Interest from U.S. Treasury bills                499,230        577,625         150,118        195,891
                                             -----------     ----------     -----------     ----------
                                              (1,615,907)     1,869,569        (639,906)       220,422
                                             -----------     ----------     -----------     ----------
EXPENSES
Commissions                                      957,248      1,368,779         268,371        434,730
Management fees                                  247,635        364,240          68,875        114,403
Incentive fees                                        --        180,115              --         54,589
General and administrative                       102,717        117,641          34,605         35,983
                                             -----------     ----------     -----------     ----------
                                               1,307,600      2,030,775         371,851        639,705
                                             -----------     ----------     -----------     ----------
Net loss                                     $(2,923,507)    $ (161,206)    $(1,011,757)    $ (419,283)
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
ALLOCATION OF NET LOSS
Limited partners                             $(2,894,256)    $ (159,594)    $(1,001,633)    $ (415,090)
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
General partner                              $   (29,251)    $   (1,612)    $   (10,124)    $   (4,193)
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net loss per weighted average limited and
  general partnership unit                   $    (39.37)    $    (1.69)    $    (15.07)    $    (4.63)
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
Weighted average number of limited
  and general partnership units
  outstanding                                     74,257         95,244          67,159         90,558
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999             82,564     $18,634,742     $ 188,315     $18,823,057
Net loss                                                     (2,894,256)      (29,251)     (2,923,507)
Redemptions                                     (19,016)     (3,910,918)      (39,474)     (3,950,392)
                                               --------     -----------     ---------     -----------
Partners' capital--September 30, 2000            63,548     $11,829,568     $ 119,590     $11,949,158
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for the Partnership on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The costs incurred for these services for the nine and three months ended September 30, 2000 and 1999 were:

                                                                             For the three months
                                          For the nine months ended                  ended
                                                September 30,                    September 30,
                                        -----------------------------      -------------------------
                                           2000               1999           2000             1999
                                        ------------------------------------------------------------
Commissions                             $  957,248         $1,368,779      $268,371         $434,730
General and administrative                  52,747             50,847        17,693           15,062
                                        ----------         ----------      --------         --------
                                        $1,009,995         $1,419,626      $286,064         $449,792
                                        ----------         ----------      --------         --------
                                        ----------         ----------      --------         --------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 2000, such segregated assets totalled $9,847,781. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,984,699 at September 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2000, the Partnership's open futures, forward and options contracts mature within one year.

   At September 30, 2000 and December 31, 1999, the fair value of open futures, forward and options contracts was:

                                                 2000                         1999
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 49,833      $    6,844     $ 78,005      $       --
     Stock indices                           --          32,350       75,245           5,420
     Currencies                          29,450         122,091       76,089          30,830
     Commodities                         38,360         120,910       52,327          24,170
  Foreign exchanges
     Interest rates                      13,213          46,113      116,588           1,038
     Stock indices                       25,696          27,218       81,199           1,899
     Commodities                         35,601          77,050      168,686          26,889
Forward Contracts:
     Currencies                         102,467         183,355       14,912          74,746
Options Contracts:
  Domestic exchanges
     Interest rates                          --           3,125           --              --
     Stock indices                           --           3,600       95,700              --
     Currencies                              --           3,813           --              --
     Commodities                             --           8,817       13,050           1,125
                                       --------     -----------     --------     -----------
                                       $294,620      $  635,286     $771,801      $  166,117
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

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

   At September 30, 2000, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 2000 were and $3,910,918 and $672,204, respectively, for the limited partners and $39,474 and $6,772, respectively, for the general partner, and from commencement of operations, October 6, 1989, through September 30, 2000, totalled $130,922,714 for the limited partners and $1,868,422 for the general partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 2000 was $188.03, a decrease of 17.52% from the December 31, 1999 net asset value per Unit of $227.98 and a decrease of 7.42% from the June 30, 2000 net asset value per Unit of $203.10.

   The Partnership had gross trading gains/(losses) of approximately $(2,115,137) and $(790,024) during the nine and three months ended September 30, 2000, respectively, compared to $1,291,944 and $24,531 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Interest rates (-): Losses were incurred in long domestic, Japanese and European bond positions as the slowing global economy and an interest rate hike by the European Central Bank resulted in choppy bond markets.

   Stock indices (-): The global economic slowdown negatively affected the major indices. Long positions in the S&P 500, European DAX, Nikkei Dow, Nasdaq, Sydney Futures Exchange and London FTSE resulted in losses.

   Currencies (-): Long positions in the euro, British pound, Swiss franc and New Zealand dollar yielded losses despite a brief rally after intervention by the European Central Bank and other G-7 central banks to boost the failing euro. Increasing European productivity and growth coupled with rising energy prices have been the contributing factors to weakening foreign currencies.

   Energies (-): Short light crude oil, heating oil and natural gas resulted in losses as the energy sector continued to push prices higher driven by demand and uncertainty regarding future production and supply levels.

   Interest income is earned on the Partnership's investments in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $78,000 and $46,000, respectively, for the nine and three months ended September 30, 2000 compared to the same periods in 1999. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to weak trading performance since October 1999 and redemptions. These declines were partially offset by higher interest rates during the nine and three months ended September 30, 2000 versus the corresponding periods in 1999.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $412,000 and $166,000 for the nine and three months ended September 30, 2000 as compared to the same periods in 1999 principally due to the effect of weak trading performance since October 1999 and redemptions on the monthly net asset values.

   All trading decisions are currently being made by Welton Investment Corporation, Eclipse Capital Management, Inc. ('Eclipse'), Trendlogic Associates, Inc. and Gaiacorp Ireland Limited. Management fees are calculated on the portion of the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $117,000 and $46,000 for the nine and three months ended September 30, 2000 as compared to the same periods in 1999 due to fluctuations in monthly net asset values as described in the discussion on commissions above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in each Advisory Agreement among the Partnership, the General Partner and each trading manager. Eclipse generated sufficient trading profits to earn incentive fees of approximately $180,000 and $55,000 during the nine and three months ended September 30, 1999. No incentive fees were incurred by the Partnership during the nine and three months ended September 30, 2000.

   General and administrative expenses decreased by approximately $15,000 and $1,000 for the nine and three months ended September 30, 2000 as compared to the same periods in 1999. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

New Accounting Guidance

   In June 2000, FASB issued SFAS 138 which became effective for the Partnership on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was
                           elected by the Board of Directors as President of Prudential Securities Futures Management Inc. replacing Joseph A. Filicetti.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer