Form 10-Q
period 2001-03-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2001-05-11
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          2001             2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 2,853,124     $ 2,989,531
U.S. Treasury bills, at amortized cost                                  10,694,136       9,890,040
Net unrealized gain on open futures and options contracts                  474,122       1,179,039
Net unrealized gain on open forward contracts                              299,118         265,456
                                                                       -----------     ------------
Total assets                                                           $14,320,500     $14,324,066
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   503,831     $   473,514
Incentive fees payable                                                      60,570              --
Accrued expenses payable                                                    51,166          57,254
Due to affiliates                                                           34,217          74,303
Management fees payable                                                     24,722          24,772
Premiums received on options                                                19,128           7,506
                                                                       -----------     ------------
Total liabilities                                                          693,634         637,349
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (58,640 and 60,808 units outstanding)                  13,490,442      13,549,677
General partner (593 and 615 units outstanding)                            136,424         137,040
                                                                       -----------     ------------
Total partners' capital                                                 13,626,866      13,686,717
                                                                       -----------     ------------
Total liabilities and partners' capital                                $14,320,500     $14,324,066
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    230.06     $    222.83
                                                                       -----------     ------------
                                                                       -----------     ------------
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

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months
                                                                               Ended March 31,
                                                                          -------------------------
                                                                             2001           2000
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $ 1,430,046     $(290,396)
Change in net unrealized gain/loss on open commodity positions               (671,255)     (204,056)
Interest from U.S. Treasury bills                                             125,171       181,473
                                                                          -----------     ---------
                                                                              883,962      (312,979)
                                                                          -----------     ---------
EXPENSES
Commissions                                                                   270,659       372,819
Management fees                                                                71,638        97,265
Incentive fees                                                                 60,570            --
General and administrative                                                     37,115        33,383
                                                                          -----------     ---------
                                                                              439,982       503,467
                                                                          -----------     ---------
Net income (loss)                                                         $   443,980     $(816,446)
                                                                          -----------     ---------
                                                                          -----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                          $   439,535     $(808,278)
                                                                          -----------     ---------
                                                                          -----------     ---------
General partner                                                           $     4,445     $  (8,168)
                                                                          -----------     ---------
                                                                          -----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                    $      7.23     $   (9.89)
                                                                          -----------     ---------
                                                                          -----------     ---------
Weighted average number of limited
  and general partnership units outstanding                                    61,423        82,564
                                                                          -----------     ---------
                                                                          -----------     ---------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2000             61,423     $13,549,677     $ 137,040     $13,686,717
Net income                                                      439,535         4,445         443,980
Redemptions                                      (2,190)       (498,770)       (5,061)       (503,831)
                                               --------     -----------     ---------     -----------
Partners' capital--March 31, 2001                59,233     $13,490,442     $ 136,424     $13,626,866
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

   The costs incurred for these services for the three months ended March 31, 2001 and 2000 were:

                                                    2001         2000
-----------------------------------------------------------------------
Commissions                                       $270,659     $372,819
General and administrative                          21,841       17,319
                                                  --------     --------
                                                  $292,500     $390,138
                                                  --------     --------
                                                  --------     --------

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker, or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.

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

Market risk

   Trading in futures and forward (including foreign exchange) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership's net assets being traded, significantly exceeds the Partnership's future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

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

Credit risk

   When entering into futures, forward and options contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures and options contracts traded on United States and most foreign futures and options exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain (plus premiums paid on options) included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties, limiting the amount of margin or premium required for any one commodity or all commodities combined, and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to each Advisory Agreement among the Partnership, the General Partner and each trading manager, the General Partner shall automatically terminate a trading manager if the net asset value allocated to the trading manager declines by 33 1/3% since the commencement of its trading activities or from the value at the beginning of any year (except for Welton Investment Corporation for which automatic termination relates only to a decline from the commencement of trading activities). Furthermore, the Amended and Restated Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission

('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2001, such segregated assets totalled $10,356,922. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,645,332 at March 31, 2001. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2001, the Partnership's open futures, forward and options contracts mature within nine months.

   At March 31, 2001 and December 31, 2000, the fair value of open futures, forward and options contracts was:

                                                 2001                          2000
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $110,439      $       --     $  342,034      $       --
     Stock indices                        8,260              --          9,940              --
     Currencies                         278,105          14,141        524,721           4,640
     Commodities                         36,693          18,714         77,160          25,700
  Foreign exchanges
     Interest rates                     111,837          33,929        259,017             493
     Stock indices                        4,934           2,416         46,489              --
     Commodities                         31,967          39,724          9,819          62,840
Forward Contracts:
     Currencies                         327,868          28,750        436,854         171,398
Options Contracts:
  Domestic exchanges
     Interest rates                          --           4,703             --           1,219
     Currencies                              --           2,325             --           1,875
     Commodities                             --           3,129             --             880
  Foreign exchanges
     Interest rates                          --           8,160             --              --
                                       --------     -----------     ----------     -----------
                                       $910,103      $  155,991     $1,706,034      $  269,045
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

D. Financial Highlights

                                                                         First Quarter 2001
                                                                         -------------------
        Performance per Unit
          Net asset value, beginning of period                                $  222.83
          Net realized gain and change in net unrealized gain/loss
             on commodity transactions                                            12.35
          Interest from U.S. Treasury bills                                        2.04
          Expenses                                                                (7.16)
                                                                         -------------------
          Increase for the period                                                  7.23
                                                                         -------------------
          Net asset value, end of period                                      $  230.06
                                                                         -------------------
                                                                         -------------------
        Total return                                                               3.24%
        Ratio to average net assets
          Interest income                                                          3.66%
          Expenses, including 1.77% of incentive fees                             12.86%

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

   At March 31, 2001, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The general partner attempts to minimize these risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 2001 were $498,770 and $5,061, respectively, and from commencement of operations, October 6, 1989, through March 31, 2001, totalled $131,890,318 and $1,878,163, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 2001 was $230.06, an increase of 3.24% from the December 31, 2000 net asset value per Unit of $222.83. Past performance is not necessarily indicative of future results.

   The Partnership had gross trading approximately gains/(losses) of approximately $759,000 during the three months ended March 31, 2001 compared to approximately $(494,000) for the corresponding period in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   The first quarter of 2001 brought a global economic slowdown to most world markets, characterized by negative earning reports, layoffs and low manufacturing numbers. Investor concerns regarding earnings sparked lower equity prices and tighter terms on credit. Consumer spending and business capital investment decelerated markedly, partly due to decreased consumer and business confidence. This weakening, which was especially evident in durable goods industries, led to large cutbacks in manufacturing outputs as numerous firms attempted to cut excess inventory. In addition, elevated energy costs drained consumer purchasing power and added to business costs, adversely affecting profits and stock market valuations. Except for energy prices, inflation rates remained subdued throughout the quarter.

   In light of the rapid weakening in economic expansion in recent months and deterioration in business and consumer confidence, the U.S. Federal Reserve followed a relatively aggressive policy, lowering rates three times during the first quarter of 2001. The Fed's attempt to avoid recession in the U.S. included a surprising 50 basis point cut between regularly scheduled Federal Open Market Committee meetings for a total 150 basis point reduction for the quarter. The Fed saw little inflation risk due to reduced pressure on resources which stemmed from sluggish performance of the economy and relatively subdued expectations of inflation. Other central banks followed the Fed's lead lowering interest rates as well. In Japan, ongoing economic weakness reinforced expectations that the Bank of Japan (BOJ) would reinstate its zero interest rate policy. While it stopped short of directly cutting rates, in March the BOJ announced that it would take other measures to guide rates lower. As poor corporate earnings and weak economic data were released throughout the quarter, investors moved assets from equity markets to fixed income, driving bond markets higher.

   Equity markets performed poorly across the board during the first quarter as foreign stock markets generally followed the downtrend of the U.S. markets. Technology stocks led the way and the NASDAQ fell to its lowest level in nearly two years. Losses in the Dow Jones and NASDAQ brought these indices under the key 10,000 and 2,000 levels, respectively, and the DAX, FTSE, CAC-40 and Nikkei experienced similar losses.

   In foreign exchange markets, the U.S. dollar rose slightly against many foreign currencies throughout the quarter, reflecting expectations that some of those economies might be adversely affected by slower economic growth in the United States. Additionally, the U.S. dollar strengthened as investors around the globe felt that it was safest in this time of economic uncertainty. The dollar also rose versus the Japanese yen throughout the quarter, reflecting continuing economic stagnation in Japan. The euro rose against the U.S. dollar at the beginning of the quarter as prospects for U.S. short-term economic growth deteriorated relative to those for Europe. Later in the quarter, the euro traded lower against the dollar as weak economic data was released in Germany and the European Central Bank decided to leave interest rates unchanged, which dampened the outlook for European Union growth.

   Energy prices generally remained high throughout most of the quarter. Crude oil prices increased in January as OPEC announced a likely 5% cut in production. In March, an agreement by OPEC members to cut production for the second time this year was not enough to overcome concerns that slowing economies will reduce oil consumption and prices declined slightly.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (+): Short Japanese yen positions resulted in gains as the yen fell due to continued signs of weakness in the Japanese economy and expectations that the Bank of Japan would reinstate its zero interest rate policy. Gains were also realized in U.S. dollar/Swiss franc cross-rate positions as the Swiss franc weakened against the U.S. dollar during the quarter.

   Interest rates (+): Fear of a U.S. recession and falling equity prices together with the U.S. Federal Reserve's rate reduction strategy resulted in a flight to quality in the bond market. Bond prices soared throughout the quarter and gains resulted from long positions in eurobonds and Japanese government bonds.

   Stock indices (+): Weakness in the U.S. economy and negative earning reports from blue chip and technology companies caused U.S. and foreign equity markets to tumble throughout the quarter. Short S&P 500, London FTSE and Nikkei positions resulted in gains.

   Energies (-): Short energy positions resulted in losses as prices generally remained high during the first quarter of the year.

   Metals (-): Gold markets declined in March as the Bank of England's auction of a portion of its reserves was met with a disappointing response. In addition, signs of a global economic slowdown, which could lead to a decline in demand, helped push gold prices lower. Long gold positions resulted in losses toward quarter-end.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $56,000 for the three months ended March 31, 2001 compared to the same period in 2000. The decline in interest income was the result of fewer funds being invested in U.S. Treasury bills principally due to prior year redemptions as well as lower interest rates during the three months ended March 31, 2001 versus the corresponding period in 2000.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $102,000 for the three months ended March 31, 2001 as compared to the same period in 2000 principally due to the effect of prior year redemptions on the monthly net asset values.

   All trading decisions are currently being made by Welton Investment Corporation, Eclipse Capital Management, Inc., Trendlogic Associates, Inc. and Appleton Capital Management ('Appleton'). Management fees are calculated on the portion of the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $26,000 for the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to the decline in monthly net asset values as described in the discussion on commissions above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in each advisory agreement among the Partnership, the General Partner and each trading manager. Appleton generated sufficient trading profits to earn incentive fees of approximately $61,000 for the three months ended March 31, 2001. No incentive fees were incurred by the Partnership during the three months ended March 31, 2000.

   General and administrative expenses increased by approximately $4,000 for the three months ended March 31, 2001 as compared to the same period in 2000. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective February 2001 and March 2001, respectively, Alan J. Brody and A. Laurence Norton, Jr. resigned as Directors of Prudential Securities Futures Management Inc.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 11, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer