Form 10-Q
period 2001-06-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2001-08-14
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          2001             2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 4,625,034     $ 2,989,531
U.S. Treasury bills, at amortized cost (pledged at broker)               7,901,807       9,890,040
Net unrealized gain on open futures and options contracts                   57,952       1,179,039
Net unrealized gain on open forward contracts                              131,135         265,456
                                                                       -----------     ------------
Total assets                                                           $12,715,928     $14,324,066
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   375,360     $   473,514
Due to affiliates                                                           52,694          74,303
Accrued expenses payable                                                    34,602          57,254
Management fees payable                                                     17,287          24,772
Premiums received on options                                                    --           7,506
                                                                       -----------     ------------
Total liabilities                                                          479,943         637,349
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (56,895 and 60,808 units outstanding)                  12,113,560      13,549,677
General partner (575 and 615 units outstanding)                            122,425         137,040
                                                                       -----------     ------------
Total partners' capital                                                 12,235,985      13,686,717
                                                                       -----------     ------------
Total liabilities and partners' capital                                $12,715,928     $14,324,066
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit ('Units')     $    212.91     $    222.83
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Six Months                   Three Months
                                                      Ended June 30,                Ended June 30,
                                                --------------------------    --------------------------
                                                   2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                  $ 1,234,025    $  (655,387)   $  (196,021)   $  (364,991)
Change in net unrealized gain/loss on open
  commodity positions                            (1,255,408)      (669,726)      (584,153)      (465,670)
Interest from U.S. Treasury bills                   231,197        349,112        106,026        167,639
                                                -----------    -----------    -----------    -----------
                                                    209,814       (976,001)      (674,148)      (663,022)
                                                -----------    -----------    -----------    -----------
EXPENSES
Commissions                                         516,901        688,877        246,242        316,058
Management fees                                     133,341        178,760         61,703         81,495
Incentive fees                                       60,570             --             --             --
General and administrative                           70,543         68,112         33,428         34,729
                                                -----------    -----------    -----------    -----------
                                                    781,355        935,749        341,373        432,282
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (571,541)   $(1,911,750)   $(1,015,521)   $(1,095,304)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
ALLOCATION OF NET LOSS
Limited partners                                $  (565,819)   $(1,892,623)   $(1,005,354)   $(1,084,345)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
General partner                                 $    (5,722)   $   (19,127)   $   (10,167)   $   (10,959)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
NET LOSS PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited
  and general partnership unit                  $     (9.47)   $    (24.57)   $    (17.14)   $    (14.99)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Weighted average number of limited
  and general partnership units outstanding          60,328         77,806         59,233         73,047
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
--------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                                UNITS        PARTNERS        PARTNER         TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2000             61,423     $13,549,677     $ 137,040     $13,686,717
Net loss                                                       (565,819)       (5,722)       (571,541)
Redemptions                                      (3,953)       (870,298)       (8,893)       (879,191)
                                               --------     -----------     ---------     -----------
Partners' capital--June 30, 2001                 57,470     $12,113,560     $ 122,425     $12,235,985
                                               --------     -----------     ---------     -----------
                                               --------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of June 30, 2001 and the results of its operations for the six and three months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Certain balances from 2000 have been reclassified to conform with the current financial statement presentation.

   Welton Investment Corporation ('Welton'), a trading manager to the Partnership, was terminated effective May 31, 2001 due to performance not meeting expectations relative to its peers. The assets previously managed by Welton (the 'Welton Assets'), which totalled approximately $2,189,000 as of June 30, 2001, were reallocated to commodities trading on July 8, 2001 as more fully discussed in Note E. The Welton Assets earned interest but were not subject to management fees or commissions during the period that the assets were not allocated to trading.

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

   The costs incurred for these services for the six and three months ended June 30, 2001 and 2000 were:

                                          For the six months       For the three months
                                            ended June 30,            ended June 30,
                                         ---------------------     ---------------------
                                           2001         2000         2001         2000
----------------------------------------------------------------------------------------
Commissions                              $516,901     $688,877     $246,242     $316,058
General and administrative                 39,996       35,054       18,155       17,735
                                         --------     --------     --------     --------
                                         $556,897     $723,931     $264,397     $333,793
                                         --------     --------     --------     --------
                                         --------     --------     --------     --------

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker, or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.
                                       4

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties, limiting the amount of margin or premium required for any one commodity or all commodities combined, and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to each Advisory Agreement among the Partnership, the General Partner and each trading manager, the General Partner shall automatically terminate a trading manager if the net asset value allocated to the trading manager declines by 33 1/3% since the commencement of its trading activities or from the value at the beginning of any year. Furthermore, the Amended and Restated Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interest of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 30, 2001, such segregated assets totalled $10,378,755. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,206,038 at June 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including the Partnership, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Partnership were to opt out, its funds could be held in a broader and riskier range of investments.

   As of June 30, 2001, the Partnership's open futures and forward contracts mature within one year.

   At June 30, 2001 and December 31, 2000, the fair value of open futures, forward and options contracts was:

                                                 2001                          2000
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 12,750      $   27,061     $  342,034      $       --
     Stock indices                          500              --          9,940              --
     Currencies                          48,959          10,205        524,721           4,640
     Commodities                         62,663           3,350         77,160          25,700
  Foreign exchanges
     Interest rates                      36,186          23,215        259,017             493
     Stock indices                       18,492           3,126         46,489              --
     Commodities                         18,943          73,584          9,819          62,840
Forward Contracts:
     Currencies                         183,839          52,704        436,854         171,398
Options Contracts:
  Domestic exchanges
     Interest rates                          --              --             --           1,219
     Currencies                              --              --             --           1,875
     Commodities                             --              --             --             880
                                       --------     -----------     ----------     -----------
                                       $382,332      $  193,245     $1,706,034      $  269,045
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

                                       6

D. Financial Highlights

                                                     Six Months Ended     Three Months Ended
                                                      June 30, 2001         June 30, 2001
                                                    ------------------    ------------------
     Performance per Unit
       Net asset value, beginning of period              $ 222.83              $ 230.06
                                                    ------------------    ------------------
       Net realized gain (loss) and change in net
          unrealized gain/loss on commodity
          transactions                                      (0.83)               (13.18)
       Interest from U.S. Treasury bills                     3.83                  1.79
       Expenses                                            (12.92)                (5.76)
                                                    ------------------    ------------------
       Decrease for the period                              (9.92)               (17.15)
                                                    ------------------    ------------------
       Net asset value, end of period                    $ 212.91              $ 212.91
                                                    ------------------    ------------------
                                                    ------------------    ------------------
     Total return                                           (4.45)%               (7.45)%
     Ratio to average net assets
       Interest income                                       3.50%                 3.28%
       Expenses, including .92% and 0% of incen-
          tive fees                                         11.84%                10.55%

E. Subsequent Events

   During July 2001, the Partnership entered into agreements to reallocate the Welton Assets evenly between two of the Partnership's trading managers--Appleton Capital Management ('Appleton') and Eclipse Capital Management, Inc. ('Eclipse'). Appleton and Eclipse will receive monthly management fees on their portion of the reallocated assets equal to 1/6 of 1% (2% annually) as compared to management fees paid to Welton ranging between 1/6 of 1% (2% annually) and 1/3 of 1% (4% annually). Appleton and Eclipse will earn a quarterly incentive fee equal to 20% of the 'New High Net Trading Profits' (as defined in each advisory agreement among the Partnership, the General Partner and each trading manager) as compared to the range of 15% to 20% for Welton. Additionally, Appleton must recoup 100% (or $964,000) of Welton's cumulative trading losses associated with its portion of the reallocated assets and Eclipse must recoup only 50% (or $482,000) of its portion, before earning any incentive fees.

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

   At June 30, 2001, 82% of the Partnership's total net assets was allocated to commodities trading. The remaining Partnership net assets were not allocated to commodities trading after Welton, one of the Partnership's trading managers, was terminated effective May 31, 2001 due to performance not meeting expectations relative to its peers. The Welton Assets were reallocated evenly between two of the Partnership's trading managers during July 2001 as further discussed in Note E to the financial statements.

   A significant portion of the net asset value as of June 30, 2001 was held in U.S. Treasury bills (which represented approximately 63% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership. For the month of June 2001, the Partnership earned interest on the assets previously managed by Welton (the 'Welton Assets').

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

   Redemptions recorded for the six and three months ended June 30, 2001 were $870,298 and $371,528, respectively, for the limited partners and $8,893 and $3,832, respectively, for the general partner, and from commencement of operations, October 6, 1989, through June 30, 2001, totalled $132,261,846 for the limited partners and $1,881,995 for the general partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.
                                       8

Results of Operations

   The net asset value per Unit as of June 30, 2001 was $212.91, a decrease of 4.45% from the December 31, 2000 net asset value per Unit of $222.83 and a decrease of 7.45% from the March 31, 2001 net asset value per Unit of $230.06. Past performance is not necessarily indicative of future results.

   The Partnership had gross trading losses of approximately $21,000 and $780,000 during the six and three months ended June 30, 2001, respectively, compared to losses of $1,325,000 and $831,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:
                                       9

   Currencies (-): After a strong start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen and yen cross-rate positions resulted in losses. The euro declined against the U.S. dollar, Swiss franc and other foreign currencies amid fears of weakening European economies resulting in losses for euro cross-rate positions.

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for the Partnership.

   Metals (-): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Long gold positions incurred losses for the Partnership. Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Short positions in nickel, aluminum and copper incurred losses for the Partnership.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. London FTSE and Nikkei Dow positions resulted in losses for the Partnership.

   Energies (+): Short natural gas positions resulted in gains as increased inventories and weakening demand drove prices downward.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $118,000 and $62,000, respectively, for the six and three months ended June 30, 2001 compared to the same periods in 2000. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions as well as lower interest rates during the six and three months ended June 30, 2001 versus the corresponding periods in 2000.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $172,000 and $70,000, respectively, for the six and three months ended June 30, 2001 as compared to the same periods in 2000 principally due to the effect of redemptions on the monthly net asset values. Additionally, a portion of the Partnership's assets were not allocated to commodities trading during June 2001 (as more fully discussed in Notes A and E to the financial statements) and, therefore, were not subject to commissions for that month.

   All trading decisions are currently being made by Eclipse Capital Management, Inc., Trendlogic Associates, Inc. and Appleton Capital Management ('Appleton'). Welton made trading decisions on the Welton Assets until their termination, effective May 31, 2001. Management fees are calculated on the portion of the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $45,000 and $20,000, respectively, for the six and three months ended June 30, 2001 as compared to the same periods in 2000 primarily due to the fluctuations in monthly net asset values as described in the discussion on commissions above. Additionally, the portion of assets which were not allocated to commodities trading during June 2001, as referred to in the discussion on commissions above, were not subject to management fees.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in each advisory agreement among the Partnership, the General Partner and each trading manager. Appleton generated sufficient trading profits during the first quarter of 2001 to earn incentive fees of approximately $61,000 for the six months ended June 30, 2001. No incentive fees were incurred by the Partnership during the six and three months ended June 30, 2000.

   General and Administrative expenses for the six and three months ended June 30, 2001 were relatively comparable to the corresponding periods in 2000. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.
                                       10

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

             4.3  Request for Redemption (incorporated by
                  reference to Exhibit 4.3 to the Registrant's
                  Registration Statement on Form S-1, File No.
                  33-29039)

            10.19 Addendum to Advisory Agreement, dated
                  July 6, 2001, among the Registrant,
                  Prudential Securities Futures Management
                  Inc. and Eclipse Capital Management, Inc.
                  (filed herewith)

            10.20 Addendum to Advisory Agreement,
                  dated July 6, 2001, among the
                  Registrant, Prudential Securities
                  Futures Management Inc. and
                  Appleton Capital Management (filed
                  herewith)

       (b) Reports on Form 8-K--

           No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures ManagementInc.
    A Delaware corporation, General Partner

    By: /s/ Steven Carlino                       Date: August 14, 2001
    ----------------------------------------
    Steven Carlino
    Vice President and Treasurer
                                       13

           PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                     ADDENDUM TO ADVISORY AGREEMENT

     Addendum, effective as of the 6th day of July, 2001, to the Advisory Agreement, effective as of the 1st day of July, 1997 (the "Advisory Agreement"), by and among Prudential-Bache Capital Return Futures Fund 2, L.P., a Delaware limited partnership (the "Partnership"), Prudential Securities Futures Management Inc., a Delaware corporation (the "General Partner") and Eclipse Capital Management, Inc., a Kentucky corporation (the "Advisor").

    1. The Partnership will reallocate approximately $1,100,000 of the assets of the Partnership (the "Reallocated Assets") previously under the management of another trading advisor (the "Prior Advisor") to the Advisor as of the effective date of this Addendum, and the Advisor hereby consents to such reallocation.

    2. For all purposes, including fee calculations, the assets currently allocated to the Advisor ("Current Assets") and the Reallocated Assets will be treated as a single amount.

    3. Notwithstanding any other provision of this Addendum or of the Advisory Agreement which may be interpreted to the contrary, in addition to any cumulative losses attributable to the Current Assets ("Current Losses"), it is the intent of the parties that approximately $482,000, which is equal to 50% of the total cumulative losses existing as of the date of this Addendum attributable to the Reallocated Assets and accumulated while they were under the management of the Prior Advisor (the "Reallocated Losses") will be reallocated to the Advisor. Therefore, the full amount of Current Losses and the Reallocated Losses must be recouped consistent with the calculations and provisions of

Section 5 of the Advisory Agreement before the next Incentive Fee under the Advisory Agreement will be due and owing on any assets allocated to the Advisor.

    4. This Addendum shall be incorporated into, and become a part of, the Advisory Agreement. All capitalized terms used herein and not defined shall have the meaning given to them in the Advisory Agreement.

        IN WITNESS WHEREOF, this Addendum has been executed for and on behalf of the undersigned.

PRUDENTIAL-BACHE CAPITAL RETURN      PRUDENTIAL SECURITIES
FUTURES FUND 2, L.P.                 INCORPORATED

By: PRUDENTIAL SECURITIES FUTURES    By: /s/ Guy Scarpaci
    MANAGEMENT INC.                      -----------------------------------
                                         Guy Scarpaci, Senior Vice President

By: /s/ Eleanor L. Thomas
    -----------------------------
    Eleanor L. Thomas, President

ECLIPSE CAPITAL MANAGEMENT, INC.

By: /s/ Thomas W. Moller
    -----------------------------
Name:  Thomas W. Moller
Title: President

            PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                       ADDENDUM TO ADVISORY AGREEMENT

    Addendum, effective as of the 6th day of July, 2001, to the Advisory Agreement, effective as of the 1st day of September, 1998 (the "Advisory Agreement"), by and among Prudential-Bache Capital Return Futures Fund 2, L.P., a Delaware limited partnership (the "Partnership"), Prudential Securities Futures Management Inc., a Delaware corporation (the "General Partner") and Appleton Capital Management Limited (formerly known as Gaiacorp Ireland Limited), an Irish company (the "Advisor").

    1. The Partnership will reallocate approximately $1,100,000 of the assets of the Partnership (the "Reallocated Assets") previously under the management of another trading advisor (the "Prior Advisor") to the Advisor as of the effective date of this Addendum, and the Advisor hereby consents to such reallocation.

    2. For all purposes, including fee calculations, the assets currently allocated to the Advisor ("Current Assets") and the Reallocated Assets will be treated as a single amount.

    3. Notwithstanding any other provision of this Addendum or of the Advisory Agreement which may be interpreted to the contrary, in addition to any cumulative losses of the Partnership being carried forward for purposes of calculating the Advisor's Incentive Fee ("Current Losses"), it is the intent of the parties that approximately $970,000, which is equal to 100% of the total cumulative losses existing as of the date of this Addendum attributable to the Reallocated Assets and accumulated while they were under the management of the Prior Advisor (the "Reallocated Losses") will be reallocated to the Advisor. Therefore, the full amount of Current Losses and the Reallocated Losses must be recouped consistent with the calculations and provisions of Section 5 of the Advisory Agreement before the next Incentive Fee under the Advisory Agreement will be due and owing on any assets allocated to the Advisor.

    4. This Addendum shall be incorporated into, and become a part of, the Advisory Agreement. All capitalized terms used herein and not defined shall have the meaning given to them in the Advisory Agreement.

        IN WITNESS WHEREOF, this Addendum has been executed for and on behalf of the undersigned.

PRUDENTIAL-BACHE CAPITAL RETURN      PRUDENTIAL SECURITIES
FUTURES FUND 2, L.P.                 INCORPORATED

By: PRUDENTIAL SECURITIES FUTURES    By: /s/ Guy Scarpaci
    MANAGEMENT INC.,                     ----------------------------------
                                         Guy Scarpaci, Senior Vice President

By: /s/ Eleanor L. Thomas
    ----------------------------
    Eleanor L. Thomas, President

APPLETON CAPITAL MANAGEMENT
LIMITED

By: /s/ Louise McKenna
    ----------------------------
Name:  Louise McKenna
Title: Compliance Officer