Form 10-Q
period 2001-09-30
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2001-11-13
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 2,493,416      $ 2,989,531
U.S. Treasury bills, at amortized cost (pledged at broker)               9,126,675        9,890,040
Net unrealized gain on open futures and options contracts                  396,668        1,179,039
Net unrealized gain on open forward contracts                                   --          265,456
                                                                      -------------     ------------
Total assets                                                           $12,016,759      $14,324,066
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   206,443      $   473,514
Due to affiliates                                                           70,655           74,303
Accrued expenses payable                                                    44,908           57,254
Management fees payable                                                     19,827           24,772
Net unrealized loss on open forward contracts                                5,224               --
Premiums received on options                                                    --            7,506
                                                                      -------------     ------------
Total liabilities                                                          347,057          637,349
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (55,906 and 60,808 units outstanding)                  11,552,944       13,549,677
General partner (565 and 615 units outstanding)                            116,758          137,040
                                                                      -------------     ------------
Total partners' capital                                                 11,669,702       13,686,717
                                                                      -------------     ------------
Total liabilities and partners' capital                                $12,016,759      $14,324,066
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    206.65      $    222.83
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Nine Months                   Three Months
                                                   Ended September 30,           Ended September 30,
                                                --------------------------    --------------------------
                                                   2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                  $   919,849    $(1,262,870)   $  (314,176)   $  (620,817)
Change in net unrealized gain/loss on open
  commodity positions                            (1,053,051)      (852,267)       202,357       (169,207)
Interest from U.S. Treasury bills                   313,608        499,230         82,411        150,118
                                                -----------    -----------    -----------    -----------
                                                    180,406     (1,615,907)       (29,408)      (639,906)
                                                -----------    -----------    -----------    -----------
EXPENSES
Commissions                                         754,918        957,248        238,017        268,371
Management fees                                     192,324        247,635         58,983         68,875
Incentive fees                                       60,570             --             --             --
General and administrative                          103,975        102,717         33,432         34,605
                                                -----------    -----------    -----------    -----------
                                                  1,111,787      1,307,600        330,432        371,851
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (931,381)   $(2,923,507)   $  (359,840)   $(1,011,757)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
ALLOCATION OF NET LOSS
Limited partners                                $  (922,059)   $(2,894,256)   $  (356,240)   $(1,001,633)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
General partner                                 $    (9,322)   $   (29,251)   $    (3,600)   $   (10,124)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
NET LOSS PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited
  and general partnership unit                  $    (15.69)   $    (39.37)   $     (6.26)   $    (15.07)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Weighted average number of limited
  and general partnership units outstanding          59,375         74,257         57,470         67,159
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
--------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                UNITS        PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2000             61,423     $13,549,677     $137,040     $13,686,717
Net loss                                                       (922,059)      (9,322)       (931,381)
Redemptions                                      (4,952)     (1,074,674)     (10,960)     (1,085,634)
                                               --------     -----------     --------     -----------
Partners' capital--September 30, 2001            56,471     $11,552,944     $116,758     $11,669,702
                                               --------     -----------     --------     -----------
                                               --------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Capital Return Futures Fund 2, L.P. (the 'Partnership') as of September 30, 2001 and the results of its operations for the nine and three months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Welton Investment Corporation ('Welton'), a trading manager to the Partnership, was terminated effective May 31, 2001 due to performance not meeting expectations relative to its peers. The assets previously managed by Welton (the 'Welton Assets'), which totalled approximately $2,189,000 as of June 30, 2001, were reallocated to commodities trading on July 8, 2001. The Welton Assets earned interest but were not subject to management fees or commissions during the period that the assets were not allocated to trading. During July 2001, the Partnership entered into agreements to reallocate the Welton Assets evenly between two of the Partnership's trading managers--Appleton Capital Management ('Appleton') and Eclipse Capital Management, Inc. ('Eclipse'). Appleton and Eclipse receive monthly management fees on their portion of the reallocated assets equal to 1/6 of 1% (2% annually) as compared to management fees paid to Welton ranging between 1/6 of 1% (2% annually) and 1/3 of 1% (4% annually). Appleton and Eclipse earn a quarterly incentive fee equal to 20% of the 'New High Net Trading Profits' (as defined in each advisory agreement among the Partnership, the General Partner and each trading manager) as compared to the range of 15% to 20% for Welton. Additionally, Appleton must recoup 100% (or $964,000) of Welton's cumulative trading losses associated with its portion of the reallocated assets and Eclipse must recoup only 50% (or $482,000) of its portion, before earning any incentive fees.

   In accordance with the Amended and Restated Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million as of the end of any business day, the Partnership will dissolve.

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

   The costs incurred for these services for the nine and three months ended September 30, 2001 and 2000 were:

                                           For the nine months       For the three months
                                           ended September 30,        ended September 30,
                                         -----------------------     ---------------------
                                           2001          2000          2001         2000
------------------------------------------------------------------------------------------
Commissions                              $754,918     $  957,248     $238,017     $268,371
General and administrative                 58,149         52,747       18,153       17,693
                                         --------     ----------     --------     --------
                                         $813,067     $1,009,995     $256,170     $286,064
                                         --------     ----------     --------     --------
                                         --------     ----------     --------     --------

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 30, 2001, such segregated assets totalled $10,174,280. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $1,842,479 at September 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including the Partnership, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Partnership were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 30, 2001, the Partnership's open futures and forward contracts mature within one year.

   At September 30, 2001 and December 31, 2000, the fair value of open futures, forward and options contracts was:

                                                 2001                          2000
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $222,879      $    4,530     $  342,034      $       --
     Stock indices                        7,423              --          9,940              --
     Currencies                           9,655          37,700        524,721           4,640
     Commodities                         34,870              --         77,160          25,700
  Foreign exchanges
     Interest rates                      79,563           1,625        259,017             493
     Stock indices                        8,659           3,286         46,489              --
     Commodities                         80,760              --          9,819          62,840
Forward Contracts:
     Currencies                         177,049         182,273        436,854         171,398
Options Contracts:
  Domestic exchanges
     Interest rates                          --              --             --           1,219
     Currencies                              --              --             --           1,875
     Commodities                             --              --             --             880
                                       --------     -----------     ----------     -----------
                                       $620,858      $  229,414     $1,706,034      $  269,045
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

D. Financial Highlights

                                                    Nine Months Ended     Three Months Ended
                                                    September 30, 2001    September 30, 2001
                                                    ------------------    ------------------
     Performance per Unit
       Net asset value, beginning of period              $ 222.83              $ 212.91
                                                    ------------------    ------------------
       Net realized gain (loss) and change in net
          unrealized gain/loss on commodity
          transactions                                      (2.77)                (1.94)
       Interest from U.S. Treasury bills                     5.26                  1.43
       Expenses                                            (18.67)                (5.75)
                                                    ------------------    ------------------
       Decrease for the period                             (16.18)                (6.26)
                                                    ------------------    ------------------
       Net asset value, end of period                    $ 206.65              $ 206.65
                                                    ------------------    ------------------
                                                    ------------------    ------------------
     Total return                                           (7.26)%               (2.94)%
     Ratio to average net assets
       Interest income                                       3.27%                 2.74%
       Expenses, including .63% and 0% of
          incentive fees                                    11.59%                10.98%

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

   At September 30, 2001, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value as of September 30, 2001 was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 2001 were $1,074,674 and $204,376, respectively, for the limited partners and $10,960 and $2,067, respectively, for the general partner, and from commencement of operations, October 6, 1989, through September 30, 2001, totalled $132,466,222 for the limited partners and $1,884,062 for the general partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   In accordance with the Amended and Restated Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million as of the end of any business day, the Partnership will dissolve.

Results of Operations

   After the attacks of September 11th, the General Partner contacted the Partnership's trading managers who reported that there was no material disruption to their ability to follow their trading systems and to function normally. Additionally, there was no material disruption to the General Partner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Unit as of September 30, 2001 was $206.65, a decrease of 7.26% from the December 31, 2000 net asset value per Unit of $222.83 and a decrease of 2.94% from the June 30, 2001 net asset value per Unit of $212.91. Past performance is not necessarily indicative of future results.

   The Partnership had gross trading losses of approximately $133,000 and $112,000 during the nine and three months ended September 30, 2001, respectively, compared to losses of $2,115,000 and $790,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and Swiss National Central Bank who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (-): Long Japanese yen and long Japanese yen/U.S. dollar cross-rate, Japanese yen/Australian dollar cross-rate and Japanese yen/British pound cross-rate positions resulted in losses as the Bank of Japan intervened to stop the recent appreciation of the yen in response to concerns regarding Japanese exports.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long crude and natural gas positions resulted in losses.

   Interest rates (+): Long European and U.S. bond positions resulted in gains throughout the quarter as short- and long-term interest rates fell due to weakening global economies.

   Metals (+): Short aluminum and copper positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities. Long gold positions resulted in gains as gold prices rose in the wake of the September 11th attacks.

   Indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the NASDAQ, DAX and Matif CAC indices resulted in gains for the Partnership.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $186,000 and $68,000, respectively, for the nine and three months ended September 30, 2001 compared to the same periods in 2000. These declines in interest income were principally due to lower interest rates during the nine and three months ended September 30, 2001 versus the corresponding periods in 2000 and, to a lesser extent, resulted from lower overall investment in U.S. Treasury bills primarily due to the effect of redemptions on the monthly net asset values.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $202,000 and $30,000, respectively, for the nine and three months ended September 30, 2001 as compared to the same periods in 2000 principally due to the effect of redemptions on the monthly net asset values. Additionally, a portion of the Partnership's assets was not allocated to commodities trading between June 1, 2001 and July 7, 2001 (as more fully discussed in Note A to the financial statements) and, therefore, was not subject to commissions during that period.

   All trading decisions are currently being made by Eclipse Capital Management, Inc., Trendlogic Associates, Inc. and Appleton Capital Management ('Appleton'). Welton made trading decisions on the Welton Assets until their termination, effective May 31, 2001. Management fees are calculated on the portion of the Partnership's net asset value allocated to each trading manager as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $55,000 and $10,000, respectively, for the nine and three months ended September 30, 2001 as compared to the same periods in 2000 primarily due to the fluctuations in monthly net asset values as described in the discussion on commissions above. Additionally, the portion of assets which was not allocated to commodities trading between June 1, 2001 and July 7, 2001, as referred to in the discussion on commissions above, was not subject to management fees.

   Incentive fees are based on the 'New High Net Trading Profits' generated by each trading manager, as defined in each advisory agreement among the Partnership, the General Partner and each trading manager. Appleton generated sufficient trading profits during the first quarter of 2001 to earn incentive fees of approximately $61,000 during that quarter. No incentive fees were incurred by the Partnership during the nine and three months ended September 30, 2000 or for the six months ended September 30, 2001.

   General and administrative expenses for the nine and three months ended September 30, 2001 were relatively comparable to the corresponding periods in 2000. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer