Form 10-K
period 2001-12-31
PRUDENTIAL BACHE CAPITAL RETURN FUTURES FUND 2 L P
filed 2002-03-29
CIK 851786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 No.)

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 2001 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 8 through 10.

              PRUDENTIAL-BACHE CAPITAL RETURN FUTURES FUND 2, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................   3
Item  2    Properties.......................................................................   4
Item  3    Legal Proceedings................................................................   4
Item  4    Submission of Matters to a Vote of Limited Partners..............................   4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............   4
Item  6    Selected Financial Data..........................................................   4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................   5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................   5
Item  8    Financial Statements and Supplementary Data......................................   5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................   5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................   5
Item 11    Executive Compensation...........................................................   7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................   7
Item 13    Certain Relationships and Related Transactions...................................   7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................   8
           Financial Statements and Financial Statement Schedules...........................   8
           Exhibits.........................................................................   8
           Reports on Form 8-K..............................................................   10

SIGNATURES..................................................................................   11

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

   All trading decisions for the Registrant are currently being made by Eclipse Capital Management Inc. ('Eclipse'), Appleton Capital Management ('Appleton') and Trendlogic Associates, Inc., independent commodity trading managers (collectively, the 'Trading Managers'). Welton Investment Corporation ('Welton'), a trading manager to the Registrant, was terminated effective May 31, 2001 due to performance not meeting expectations relative to its peers. The assets previously managed by Welton (the 'Welton Assets'), which totalled approximately $2,189,000 as of June 30, 2001, were reallocated to commodities trading on July 8, 2001. The Welton Assets earned interest but were not subject to management fees or commissions during the period that the assets were not allocated to trading. During July 2001, the Registrant entered into agreements to reallocate the Welton Assets evenly between Appleton and Eclipse. Appleton and Eclipse receive monthly management fees on their portion of the reallocated assets equal to 1/6 of 1% (2% annually) as compared to management fees paid to Welton ranging between 1/6 of 1% (2% annually) and 1/3 of 1% (4% annually). Appleton and Eclipse earn a quarterly incentive fee equal to 20% of the 'New High Net Trading Profits' (as defined in each advisory agreement among the Registrant, the General Partner and each trading manager) as compared to the range of 15% to 20% for Welton. Additionally, Appleton must recoup 100% (or $964,000) of Welton's cumulative trading losses associated with its portion of the reallocated assets and Eclipse must recoup only 50% (or $482,000) of its portion, before earning any incentive fees. The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   In accordance with the Partnership Agreement, if the Registrant's net asset value declines below $10 million as of the end of any business day, the Registrant will dissolve. There can be no assurance that trading performance and/or redemptions subsequent to December 31, 2001 will not cause the Registrant's net asset value to fall below $10 million.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner and its Affiliates

   The general partner of the Registrant is Prudential Securities Futures Management Inc. (the 'General Partner'), which is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), the Registrant's commodity broker. PSI is an indirect wholly owned subsidiary of Prudential Financial, Inc. The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited partners for the year ended December 31, 2001 ('Registrant's 2001 Annual Report') which is filed as an exhibit hereto.

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

   As of March 21, 2002, there were 659 holders of record owning 55,128 Units, including 552 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 11 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

                                                         Year ended December 31,
                                 ------------------------------------------------------------------------
                                     2001           2000           1999           1998           1997
                                 ------------   ------------   ------------   ------------   ------------
Total revenue (including
  interest)                      $   689,072    $   938,800    $ 1,490,997    $   654,083    $ 7,625,240
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss)                $  (736,519)   $  (712,434)   $(1,077,632)   $(2,564,349)   $ 3,308,428
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss) per weighted
  average Unit                   $    (12.56)   $     (9.95)   $    (11.57)   $    (22.84)   $     25.75
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Total assets                     $12,018,745    $14,324,066    $19,954,668    $25,030,894    $32,378,581
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------
Net asset value per Unit         $    210.10    $    222.83    $    227.98    $    240.34    $    259.66
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 13 through 16 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 11 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are summarized below:

                                                   First         Second          Third         Fourth
                                                  Quarter        Quarter        Quarter        Quarter
                                                -----------    -----------    -----------    -----------
2001:
Total revenues (including interest)             $   883,962    $  (674,148)   $   (29,408)   $   508,666
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Total revenues (including interest) less
  commissions                                   $   613,303    $  (920,390)   $  (267,425)   $   277,781
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $   443,980    $(1,015,521)   $  (359,840)   $   194,862
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                                      $      7.23    $    (17.14)   $     (6.26)   $      3.45
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
2000:
Total revenues (including interest)             $  (312,979)   $  (663,022)   $  (639,906)   $ 2,554,707
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Total revenues (including interest) less
  commissions                                   $  (685,798)   $  (979,080)   $  (908,277)   $ 2,310,510
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $  (816,446)   $(1,095,304)   $(1,011,757)   $ 2,211,073
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                                      $     (9.89)   $    (14.99)   $    (15.07)   $     34.79
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
David Buchalter                 Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the Managing Owner since November 2001 and also has held such positions with Seaport Futures Management, Inc. ('Seaport Futures'), an affiliate of the Managing Owner, since such date. Mr. Ladouceur joined PSI in August 2001 as Executive Vice President, Head of the Global Derivatives division. He is responsible for all operating activities of PSI's Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. In addition, Mr. Ladouceur has responsibility for Alternative Investment Strategies. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

   ELEANOR L. THOMAS, born 1954, has been a Director and President of the Managing Owner since September 2000 and was a Director and Executive Vice President from April 1999 to September 2000. She was a First Vice President of the Managing Owner and Seaport Futures from October 1998 to April 1999 and a Director and the President of Seaport Futures since such date. Ms. Thomas is a Senior Vice President and the Director of Alternative Investment Strategies at PSI. She is responsible for origination, asset allocation, due diligence, marketing and sales for the group's product offerings. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. She graduated Summa Cum Laude from Long Island University with a B.A. in English Literature, and graduated Baruch College in 1986 with an M.B.A. in Accounting. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, born 1948, became the Treasurer and Chief Financial Officer of the Managing Owner in May 1990, at which time she also became the Treasurer and Chief Financial Officer of Seaport Futures. In 1998, she relinquished her position as Treasurer of the Managing Owner and Seaport Futures. She is a Senior Vice President of PSI and is the Vice President-Finance and the Chief Financial Officer of various entities affiliated with PSI. She has been employed by PSI since 1983. Ms. Brooks is a certified public accountant.

   GUY S. SCARPACI, born 1947, has been a Director of the Managing Owner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of Seaport Futures since May 1989. Mr. Scarpaci was first affiliated with the Managing Owner in July 1987. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives division.

   TAMARA B. WRIGHT, born 1959, has been a Senior Vice President of the Managing Owner and Seaport Futures since October 1998 and a Director of the Managing Owner since December 1998. She is also a Senior Vice President and the Chief Administrative Officer for the International Division at PSI. In this capacity, her responsibilities include financial management, risk management, systems implementation, employment matters and internal control policies and procedures. Previously, Mrs. Wright served as Director of Consumer Markets Risk Management, where she led the Domestic and International Branch efforts in ensuring the timely resolution of audit, compliance and legal concerns. Prior to joining the firm, Mrs. Wright was a manager with PricewaterhouseCoopers LLP in its Management Consulting division in New York, New York.

   THOMAS T. BALES, born 1959, is a Vice President of the Managing Owner. He is also a Senior Vice President of Futures Administration in the Global Derivatives division for PSI, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives division, Mr. Bales served as in-house counsel in the Law Department of PSI from October 1987 through May 1996. Mr. Bales joined PSI in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

   DAVID BUCHALTER, born 1958, has been the Secretary of both the Managing Owner and Seaport Futures since October 1996. Mr. Buchalter is a Senior Vice President and is Senior Counsel in the Law Department of PSI. Prior to joining PSI in January 1992, Mr. Buchalter was associated with the law firm of Rosenman & Colin LLP from April 1988 to January 1992. Prior to that, from May 1983 though March 1988, Mr. Buchalter served as in-house counsel for Shearson Lehman Hutton, Inc. and its predecessor firm, E.F. Hutton & Co., Inc.

   Effective March 2001, A. Laurence Norton, Jr. resigned as a Director of both the Managing Owner and Seaport Futures. Additionally, Steven Carlino resigned as Vice President and Treasurer for both the Managing Owner and Seaport Futures effective March 2002.

   Effective November 2001, Alex H. Ladouceur was elected by the Board of Directors of the Managing Owner as Chairman of the Board and he has served as Chairman of the Board of Seaport Futures since November 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2002, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 21, 2002, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 21, 2002, no partner beneficially owns more than five percent (5%) of the limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2001 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                             Page in
                                                                                          Annual Report
(a)    1.     Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2001 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                 2

              Financial Statements:

              Statements of Financial Condition--December 31, 2001 and 2000                     3

              Condensed Schedule of Investments at December 31, 2001                            4

              Statements of Operations--Three years ended December 31, 2001                     5

              Statements of Changes in Partners' Capital--Three years ended December
              31, 2001                                                                          5

              Notes to Financial Statements                                                     6

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

       10.19  Addendum to Advisory Agreement, dated July 6, 2001, among the
              Registrant, Prudential Securities Futures Management Inc. and Eclipse
              Capital Management, Inc. (incorporated by reference to Exhibit 10.19 to
              Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
              2001)

       10.20  Addendum to Advisory Agreement, dated July 6, 2001, among the
              Registrant, Prudential Securities Futures Management Inc. and Appleton
              Capital Management (incorporated by reference to Exhibit 10.20 to
              Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
              2001)

       13.1   Registrant's 2001 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2001 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential-Bache Capital Return Futures Fund 2, L.P.

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, General Partner

     By: /s/ Barbara J. Brooks                    Date: March 28, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential Securities Futures Management
Inc.A Delaware corporation, General Partner

    By: /s/ Alex H. Ladouceur                     Date: March 28, 2002
    -----------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors and
    Director

    By: /s/ Eleanor L. Thomas                     Date: March 28, 2002
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 28, 2002
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer (chief accounting
    officer)

    By: /s/ Guy S. Scarpaci                       Date: March 28, 2002
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director